Form 10KSB40
period 1999-12-31
NETVOICE TECHNOLOGIES CORP
filed 2000-04-13
CIK 1103062

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-KSB

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the Fiscal Year ended:   DECEMBER 31, 1999
                                   OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from __________ to __________

                     Commission File No. 0-29025

                    NETVOICE TECHNOLOGIES CORPORATION
                    ---------------------------------
         (Exact Name of Registrant as Specified in its Charter)

          Nevada                                  91-1986538
-------------------------------   ---------------------------------------
(State or Other Jurisdiction of   (I.R.S. Employer Identification Number)
Incorporation or Organization)

                     13747 MONTFORT DRIVE, SUITE 250
                            DALLAS, TX  75240
           ---------------------------------------------------
      (Address of Principal Executive Offices, Including Zip Code)

Registrants Telephone Number, Including Area Code:   (972) 788-2988

Securities Registered Pursuant to Section 12(b) of the Act:   NONE.

Securities Registered Pursuant to Section 12(g) of the Act:   COMMON STOCK,
$.001 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes X    No
                                ---      ---

As of April 4, 2000, 13,416,600 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of NetVoice Technology Corporation held by nonaffiliates was $111,718,800.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. / X /

State the issuer's revenues for its most recent fiscal year. $1,212,363. Documents incorporated by reference:
   DEFINITIVE PROXY STATEMENT FOR ANNUAL SHAREHOLDER MEETING 2000
   EXHIBITS TO FORM 10SB (SEC FILE NO. 0-29025)

This Form 10-KSB consists of 69 pages.  The Exhibit Index begins on page 48.

                            TABLE OF CONTENTS

PART I

Item 1.   Description of Business

Item 2.   Description of Property

Item 3.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders


PART II

Item 5. Market Price of the Registrant's Common Stock and Related Security Holder Matters

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7.   Financial Statements

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure


PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.  Executive Compensation

Item 11.  Security Ownership of Certain Beneficial Owners and Management

Item 12.  Certain Relationships and Related Transactions

Item 13.  Exhibits, Financial Statements and Reports on Form 8-K

            SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements under "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-KSB constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors what may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, ability to repay debt to noteholders, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, those listed under "Risk Factors" including, but not limited to, "Our limited operating history," "Our operating losses, current liabilities of $5.6 million and anticipate losses will continue and increase in the foreseeable future," "We intend to pursue multiple streams of revenue," "We may experience difficulties managing our expanding operations," "We may fail to establish and maintain strategic relationships" and "We are dependent on sales agents to market and distribute our products and services."

                                 PART I

     IN THIS ANNUAL REPORT ON FORM 10-KSB THE TERMS "NETVOICE," "COMPANY," "WE," "US" AND "OUR" REFER TO NETVOICE TECHNOLOGIES CORPORATION AND OUR WHOLLY OWNED SUBSIDIARIES, NETVOICE TECHNOLOGIES, INC. AND NETLD.COM, INC. WE REFER TO NETVOICE TECHNOLOGIES, INC. AS NVT, INC.; WE REFER TO
NETLD.COM, INC. AS NLD; AND WE REFER TO OUR $.001 PAR VALUE COMMON STOCK AS COMMON STOCK. ALL REFERENCE TO THE NUMBER OF SHARES OUTSTANDING AND OTHER RELATED CALCULATIONS AND DATA ARE ADJUSTED THROUGHOUT THIS REPORT TO REFLECT THE 2 FOR 1 STOCK SPLIT WHICH OCCURRED IN MARCH 2000 UNLESS THEIR CONTEXT REQUIRES OTHERWISE.

ITEM 1.  DESCRIPTION OF BUSINESS.

HISTORY

     Our Company is a Nevada corporation. We and our wholly-owned operating subsidiaries, NetVoice Technologies, Inc. and NetLD.com, Inc., both Nevada corporations, have executive and operating offices at 13747 Montfort Drive, Suite 250, Dallas, Texas 75240. Our telephone number is
(972) 788-2988. Our Website address is www.netvoice.net and www.netvoice.com.

     The Company is the successor company to NetVoice Technologies, LLC, a Texas limited liability company that began operations on January 7, 1998. NetVoice Technologies, LLC was formed for the purpose of developing, acquiring and operating telephone communication facilities and networks that were intended to transmit voice over the Internet utilizing conventional and Internet technologies. NetVoice Technologies, LLC was reincorporated in Nevada on June 30, 1998, as NetVoice Technologies, Inc.

     On August 13, 1998, the Company ("legal acquirer") concluded a reorganization agreement with NVT, Inc. ("accounting acquirer"). Pursuant to the reorganization agreement, the Company issued 6,000,000 shares of our common stock to the six shareholders, in exchange for all of the outstanding shares of common stock of NVT, Inc. As a result of concluding the reorganization agreement, NVT, Inc. became a wholly-owned subsidiary of the Company, and the six former shareholders of NVT, Inc. became the holders of approximately seventy five percent (75%) of our outstanding shares of common stock. The remaining 25% of the shares not exchanged were owned by various non-affiliated shareholders who may have resold their shares into the open market since the reorganization. The value of assets that NVT, Inc. ("accounting acquirer") acquired as a result of the reorganization with the Company was negligible because the Company was an inactive shell at the time of the reorganization. There was no prior affiliation between the parties. See "Principal Shareholders" and "Certain Transactions."

     NetLD.com, Inc. was incorporated in the State of Nevada as a wholly-owned subsidiary of the Company on October 14, 1999. This corporation was initially formed for the purpose of conducting the traditional long distance telephone services of the Company. Currently, we have had no activity in this subsidiary and it is not anticipated traditional long distance will be pursued as part of our business model. We may disband this entity or use it for other corporate purposes as yet to be determined.

OVERVIEW

     We are a provider of voice transmission over the Internet, which allows our customers to make high-quality, low-cost telephone calls on their personal computers or traditional telephones with a technology known as Voice over Internet Protocol ("VoIP"). The technology has advanced so that we now communicate from:

     *    one personal computer to another

     *    personal computer to a conventional telephone

     *    conventional phone to conventional phone

     We commenced offering our long distance Internet services during the past year as part of our current business plan. We have aggressively been deploying VoIP gateways in 25 markets located throughout the United States with leading manufacturers such as Cisco Systems, Inc. and leading Internet backbone suppliers. Currently, Cisco Systems supplies us with much of the equipment involved in establishing our VoIP gateways and building our network. Furthermore, we participate in the "Jump Start" program with Cisco, where we receive marketing dollars from them in exchange for our purchase of Cisco equipment and use of their name in conjunction with our marketing efforts. To date, we have only received approximately $25,000 from Cisco through this program. For a more detailed discussion of our relationship with Cisco and other suppliers, see "Contractual Relationships" below.

     The Company's IP telephony network is built to handle and transport IP telephony minutes. This is accomplished through leased lines that allow us to connect and expand our network between various cities. Currently each of our markets has sufficient capacity to provide 50 million minutes of communication time per year, and this represents our break-even point. However, this number will increase as we continue to expand our network. Thus, the communication time we provide on our network is limited by the size of the network.

     Our goal is to expand our gateway network after an assessment of locations which provide high potential traffic and investigate new VoIP applications and develop new installation sites.

     Our operations currently do not require the use of any raw materials. Our major customers in 1999, included IXC Communications, Inc., Caprock Communications Corporation, World Access, Inc., Landmark Community News and Z-Tel, Inc. These customers purchase minutes at either a flat rate or on a per minute basis. We do not believe that the loss of these customers would have a significant impact on our revenues in the year 2000 due to our current marketing efforts to other large customers.

     We have filed a patent application for a communications enabled browser and have filed a trademark application for the mark "CAB" as applied to the browser software. Both of these applications are currently pending.

     Since inception, we have spent approximately $25,000 on research and development involving our network, however none of these costs were borne directly by our customers.

     The Company is not currently subject to any environmental laws.

INDUSTRY BACKGROUND

     The Internet is experiencing unprecedented growth as a global medium for communications and commerce. International Data Corporation estimates that the number of Internet users worldwide will grow from approximately 142 million at the end of 1998 to 399 million by the end of 2002. These users are increasingly using the Internet as a communications medium. A recent study by E-Marketer, a market research firm, estimated that 9.4 billion e-mail messages are delivered daily. Instant text communication through online "chat" rooms is also gaining widespread acceptance.

     Online commerce is also becoming widely accepted as a means of doing business, however, projections for Internet commerce growth involve a multitude of variables, many of which cannot be readily predicted. According to International Data Corporation, Internet users worldwide purchased more than $50 billion of goods and services in 1998. International Data Corporation projects that commerce over the Internet will grow to approximately $1.3 trillion in 2003. Projections for Internet commerce growth involve a multitude of variables, none of which can be reliably predicted.

     The use of the Internet to make long distance calls will enable consumers the ability to talk directly to online sellers and facilitate the online purchasing experience at lower prices. We believe Internet long distance will become an important component of online purchasing and communicating with customers.

EMERGENCE OF INTERNET TELEPHONY

     Internet telephony has emerged as a low cost alternative to traditional long distance calls. The revenue of an IP telephony service provider depends on the volume of minutes that it originates, it terminates, or that transits its network, or a combination of the three. Thus, the minutes of use is the critical metric for assessing an IP telephony service providers opportunity. According to International Data Corporation, VoIP Telephony will be 135 billion minutes by 2004, up from
2.7 billion today. IDC also estimates the IP telephony services annual revenue will reach $19 billion by 2004. International services will remain as the largest portion of the market, consisting of $17.25 billion by 2004. However, it is estimated that as IP technology improves, domestic use will increase substantially.

     Internet telephone calls are currently less expensive than traditional long distance calls primarily because the technology by which Internet phone calls are made is more cost-effective than the technology by which traditional long distance calls are made. First, no modifications are necessary to existing home telephones. Second, transport is more efficient than traditional long distance technology that uses circuit-switching technology. Third, calls carried over the Internet or our network bypass a significant portion of long distance tariffs and taxes because Internet telephony is currently an unregulated industry. Finally, our network provides a more cost effective solution because it allows for the transmission of Internet, data, voice and video over the same network. See "Regulation of the Internet" for a more detailed description. Management estimates that Internet telephony is on average approximately 35% cheaper than traditional long distance rates.

     We use a technology called "packet-switching" to break voice and fax calls into discrete data packets, route them over the Internet or our network and reassemble them into their original form for delivery to the recipient. Traditional long distance calls, in contrast, are made using a technology called "circuit switching" which carries these calls over voice telephone networks. These networks are typically owned by governments or carriers who charge a tariff for their use. Circuit switching requires a dedicated connection between the caller and the recipient that must remain open for the duration of the call. As a result, circuit-switching technology does not allow multiple conversations to be carried over the same line. The greater efficiency involved in packet-switching technology creates network cost savings that can be passed on to the consumer in the form of lower long distance rates.

     Currently, there exists certain barriers to entry into the telephony market which consist of the time to order the necessary hardware and circuits; develop internal expertise to build and monitor the network and the capital investment required. We feel our ability to raise capital over the next twelve (12) months is our major barrier to continue to expand and grow our network and hire and retain key technical personnel.

INTEGRATION OF VOICE INTO THE INTERNET

     We believe that Internet telephony offers significant benefits to consumers and businesses beyond long distance cost savings. The technologies that enable Internet telephony can be applied to integrate live voice capabilities into the Web. We believe that this integration can enhance the potential for the Internet to become the preferred medium for both communications and commerce. For example, the integration of voice into the Web could supplement existing text-based modes of Internet communication such as e-mail and online chat by adding a live, secure, low-cost or free voice alternative. We believe that this will be attractive both to consumers and businesses and allow us to combine our long distance network, Internet access and voice telephony into a single business model.

     In addition, voice-enabling the Web should give Internet shoppers the ability to speak directly with customer service representatives of online retailers in order to ask questions and alleviate concerns about online security. This may increase the probability that a sale is made and may give online retailers a key competitive advantage by providing them with opportunities to sell higher margin and additional products to these customers. Voice-enabling a commercial Web site may also give online retailers the ability to provide more responsive customer support and service.

     Integrating live voice capabilities into the Web would also enable Internet companies to offer enhanced communications services, such as providing Internet users with a central source for retrieving voicemail, e-mail, faxes and pages. We believe this would allow these companies to attract more users to their sites and to increase the amount of time these users spend on their sites. This increased usage will allow these Internet companies to attract advertisers and secure higher advertising rates, thereby increasing revenue.

LIMITATIONS OF EXISTING INTERNET TELEPHONY SOLUTIONS

     The growth of Internet telephony has been limited to date due to poor sound quality attributable to technological issues such as delays in packet transmission and network capacity limitations. However, recent improvements in packet-switching technology, new software algorithms and improved hardware have substantially reduced delays in packet transmissions. In addition, the use of private networks such as our leased facilities to transmit calls as an alternative to the public Internet is helping to alleviate network capacity constraints. These networks are profitable due to the efficiencies obtained with the use of IP as a method of transport.

     Several large long distance carriers, including AT&T and Sprint, have announced Internet telephony service offerings. However, to date certain of these announced service offerings have not been deployed on a large scale. Many also require users to purchase other telecommunications services such as voice messaging and Internet access. Smaller Internet telephony service providers also offer low-cost Internet telephony services from personal computers to telephones and from telephones to telephones. These services, however, are available only in limited geographic areas.
We also believe that existing Internet telephony service providers rely upon technologies and systems that lack large-scale billing, network management and monitoring systems, and customer service capabilities required for the integration of voice communication into the Web.

     In addition, many companies currently provide Internet telephony software and services that allow Internet telephone calls to be made between personal computers. However, most of these companies require both the initiator and the recipient of the call to have the same software installed on their personal computers and to be online at the same time.

     We view the competition from the large long distance carriers which can offer Internet telephony at a lower costs as our major limitation to becoming profitable. This competition will be in the form of lower prices, greater technological resources and larger amounts of capital to upgrade and expand their existing long distance networks.

OUR SOLUTION

     We will deliver high-quality Internet and telephony services to consumers and businesses. Our solution provides the following benefits to our customers:

     * NATIONAL NETWORK. Currently we offer VoIP services to 25 markets and are expanding to a nationwide network. Through our network that includes 25 points of presence (POP's), we are able to offer dial up Internet service in 13 major markets and full service domestic long distance nationwide. As we expand our network our costs will continue to significantly decrease while we continue to offer coast to coast access.

     * LOW COST. Our services allow our customers to make telephone calls, often at a fraction of the cost of traditional long distance service. Because the technology that enables long distance calls to be routed over the Internet is more cost-effective than the technology by which traditional long distance calls are made, we are able to charge lower rates than traditional long distance carriers.

     * HIGH VOICE QUALITY. We offer high voice and data transmission quality through our packet-switching network, which reduce packet loss and delay, route packets efficiently and perform quality-enhancing functions, such as echo cancellation. We intend to continue to enhance the voice quality of our services as our customer base and business grow.

     * EASE OF USE AND ACCESS. Our services are designed to be convenient and easy to access. Access to our network for organizational and reseller customers is 100% seamless after network initiated implementation.

     * RELIABLE SERVICE. Our network is reliable because its design is technologically advanced. Fault tolerant design allows us to expand our network and add capacity by adding switches and gateways to the existing network. Our system also provides seamless service and high-quality voice transmission through our ability to dynamically reroute packets if problems arise. We believe that our ability to provide reliable service is essential to the success of the company.

OUR STRATEGY

     While a large number of VoIP companies have been formed in recent years, most VoIP companies focus on the build out and development of international VoIP networks, in the effort to capture an ever shrinking high margin revenue base. Little attention has been given to domestic VoIP with bundled service offerings. We believe that, in this very competitive landscape that offering many voice and data transmission options, leasing time (or purchasing minutes) on VoIP networks will quickly become a commodity business, as the various competitors whittle margins to gain growth and market share. We feel it is imperative to not only offer a quality, nationwide network but to also be an aggressive marketing organization seeking to provide value added products and services. The following points summarize our overall strategy:

NETWORK STRATEGY

     * Build out POP's (points of presence) across the United States in major cities and grow into markets dominated by the largest long distance carriers;

     * Attract large carrier customers as a means to push telephony usage minutes through our network; and

     *    Focus on the domestic market through strategic relationships.

MARKETING STRATEGY

     * Search for additional value added products and services in telephony and forms of communications for our product portfolio;

     * Focus on purchasing or licensing products from outside development organizations; and

     *    Promote significant effort towards building brand name awareness.

WEBSITE STRATEGY

     Currently we have two operational Websites:

     * Netvoice.net or netvoice.com is a site devoted to marketing the Company to the general community of potential customers, and their employees. This site also includes limited e-commerce capabilities for residential customers to purchase pre-paid long distance services. We have not yet begun marketing the ability to purchase low cost, long distance on-line.

     * CorporateLD.com, is a marketing site emphasizing NetVoice corporate solutions. The site will eventually allow corporate customers to access call history and use and make payments towards accounts on-line. This site will include:

               1) Agents corner - information for existing agents and recruiting information; and

               2) Account Information - full, real time access to account information, provisioning and deactivation.

     The Company expects to launch two more sites by the end of the second quarter 2000. These sites are:

     * CollegiateLD.com., a fully functional e-commerce and provisioning web site focusing on selling Internet and telephony related products into the college market;

     * ResidentialLD.com., a fully functional e-commerce and provisioning site focusing on selling Internet and telephony related products into the residential market.

     We are focusing on the finalization of all programming related to billing and provisioning accounts in order to launch the sites. We have spent approximately $50,000 to build our 4 sites and $30,000 to build an on-line billing package. We expect to spend $500,000 to market our sites in the first year. Currently, we have not developed any securities measures with respect to our sales on our sites. The Company currently has no strategic relationships associated with our websites other than the contractual relationships described elsewhere herein.

     We have acquired licenses with Call Vision.com, Inc. and Portal Software, Inc. in order to bill and provision services on-line. Our agreement with Call Vision.com, Inc. is for an initial one-year term and includes a $30,000 license fee and minimal monthly fees based on the number of customers who eventually use this service. Our agreement with Portal Software, Inc. is for an indefinite term and includes an initial licensing fee of $90,000.

WEBSITE TRAFFIC AND SALES

     * www.netvoice.net/(netvoice.com) is currently receiving approximately 14,000 individual visitors per month.

     * CorporateLD.com has only been up and running since March 6, 2000, and accordingly we do not yet have any statistics regarding traffic levels on this site.

     At this time, revenue generated via these two sites is insignificant as the Company has yet to implement an all-out marketing campaign to generate traffic for these sites.

WEBSITE AGENTS

     Agents will be used in the promotion and sales of our services. We intend to recruit agents via our websites, where they can apply online for our agent program, and through our direct sales force. We do not intend to use a multi-level marketing strategy, but intend to work directly with our agents and compensate them on a commission basis based on revenue generated.

OUR NETWORK

     Voice transmission over the Internet is of very recent origin and was initially limited to communication from one personal computer to another. The technology enabling such communication is known as Voice over Internet Protocol or "VoIP". This technology has become so advanced as to enable voice communication over the Internet.

     *    from one personal computer to another

     *    from a personal computer to a conventional telephone

     *    from a conventional telephone instrument to another such instrument

CURRENT NETWORK

     We have provided long distance services over the Internet for the past year. We have been working on an aggressive schedule to increase the size of our network, establish alliances with other long distance carriers with existing networks, exploit our current installations, and generally attempt to capture a larger portion of the long distance market. Our VoIP gateway network is expanding in multiple geographic locations. We currently have operational gateways in 25 markets:

    Albuquerque      Fort Worth              New Jersey       San Antonio
    Atlanta          Houston                 New Orleans      Tampa
    Austin           Jacksonville            New York         Tulsa
    Chicago          Kansas City             Oklahoma City    Waco
    Dallas           Little Rock             Omaha
    Denver           Los Angeles             Phoenix
    El Paso          Miami/Ft. Lauderdale    Portland

     Our largest markets are in Dallas, Houston, Miami/Ft. Lauderdale, Atlanta, Chicago, Los Angeles, Tampa and New York. These markets each have the capacity of 7.0 to 10.0 million minutes per month. Our second tier consists of San Antonio, Portland, Denver, Kansas City, Jacksonville and Phoenix. These markets have the capacity of 1.0 million minutes per month. The remaining markets have the capacity of 500,000 per month. Currently, we are only utilizing approximately 4.0 million minutes per month for all locations which is below our breakeven-point.

     In each of the foregoing operating cities we utilize our VoIP gateways, acquired from leading manufacturers such as Cisco Systems ("Cisco"). Our Internet telephony services are provided by a combination of our own leased fiber, leased PSTN facilities and leased Internet services from leading Internet backbone suppliers.

NETWORK EXPANSION

     Our current expansion plans are as follows:

     *    Expand existing long distance traffic utilizing the Internet

     *    Establish new installation sites

     *    Evaluate sites for needed upgrades

     *    Maintain existing hardware and software

     *    Investigate additional applications for VoIP

     We are planning to have our VoIP gateways installed in 50 cities by the end of 2000. The bulk of the equipment costs will be financed through Cisco's financing program for small businesses and additional private and public equity and/or debt offering. Currently our revenues do not exceed network costs and we experience short falls each month requiring additional infusions of capital, which may or may not be available in the future.

NETWORK ADVANTAGES

     The principal advantages of our use of the Internet and the VoIP network:

     * Utilization of packet-switching technology that converts natural voice into data packets that are transmitted over our network to our destination gateways where the packets are returned to natural voice.

     * Cost savings that we can pass on to our customers in the form of lower long distance charges.

     * Ability to transmit faxes routed over our VoIP network without purchasing additional hardware or software.

     * Delivery of high voice quality and faxes transmitted without delay with immediate delivery confirmation.

CONTRACTUAL RELATIONSHIPS

     We have entered into certain contractual relationships to provide our customers communication products and establish a high quality VoIP network. Each relationship is important to our continuing operations. The agreements include:

     * CISCO SYSTEMS, INC. We utilize a Cisco Systems Powered Network(TM) that uses a technology called "packet-switching" to break voice and fax calls into discrete data packets, route them over the Internet or our network and reassemble them into their original form for delivery to the recipient. This greater efficiency creates network cost savings that can be passed on to the consumer in the form of lower long distance rates. Our relationship with Cisco allows us to benefit from their newly-developed products and services as they become available. Equipment was originally leased from Cisco on a 2-year basis, for a monthly lease payment of approximately $2,400. However, because of the expansion of our network, we have entered into several amendments to our original lease with Cisco. Through the amendments, we have incorporated additional Cisco equipment into our network and have extended the term of our lease. Due to our utilization of more Cisco equipment, our monthly payments have increased to approximately $40,000 per month and will continue to increase as we build and expand our network.

     * VIRTUALPLUS, INC. Virtualplus, Inc. ("Virtualplus") is a leading supplier of outsourced, value-added, enhanced telecommunications service to the Internet and telecommunications industries. The company was formed in 1995, when it designed a voicemail and fax distribution system. This system was later migrated onto the Internet and within this process the Internet's first unified messaging system was created. The Virtualplus services include Messagepoint, Messagejet and JustPhone and are available worldwide in over 100 area codes. Pursuant to our agreement and in return for the Company's payment of an initial set-up fee of $10,000, NetVoice is able to distribute the Virtualplus unified messaging products privately labeled under the NetVoice name. The agreement is for an indefinite period of time and may be terminated by either party on 30 days notice.

     * SIGNUPSERVER. SignUpServer(TM) provides back end technical capabilities for ISPs. Providing all server space, tunneling, filtering, NOC facilities and technical service to end customers, SignUpServer(TM) allows ISPs to simply manage their front end - web development, marketing and content. The Company and SignUpServer(TM) will jointly market Internet service with private branding capabilities through our combined network of agents.
          The agreement is for an indefinite term and includes an initial set-up fee of $35,000 and monthly fees based on number of users.

     * LEVEL 3 COMMUNICATIONS, INC. Our contractual relationship for co-location with Level 3 Communications. allows NetVoice to offer high quality voice communications at a lower cost over a managed VoIP network. In utilizing Level 3's co-location facilities and IP CrossRoads products, we will have access to sufficient bandwidth on demand that will allow us the ability to meet increased demand for rapid growth and flexibility in managing the cost of our network. We have several contracts with Level 3, representing our co-location in various cities. Each agreement is for a one year term and ranges in amount from approximately $700 to $3,000 per month depending on the products utilized at each facility. Our latest monthly billing with Level 3 was approximately $40,000.

PRODUCTS AND SERVICES

VoIP

     Currently, substantially all of our revenues come from sales of high volume minutes to large long distance carriers transmitted over our VoIP network and pre-paid calling companies. Revenues derived from sales over our VoIP network constituted $967,000 in 1999 and comprised 80% of our total revenues. The remaining 20% of our revenue was from our abandoned traditional long distance traffic. Currently, our revenues do not exceed our costs and we have been financing the shortfalls with outside, private financing.

     Based on available funding, it is our intention to enter into the corporate market beginning in the second quarter 2000 to deliver voice, internet, data and video conferencing to small- and medium-size businesses. Our existing network is capable of handling this varied traffic at its present size. We will market these services through a to be developed, in-house sales staff and independent agents.

INTERNET SERVICE

     We offer dial up Internet access in our gateway cities and dedicated Internet service to our corporate customers. We will also host all Internet service back office functions to offer virtual ISP capabilities to our customers including radius servers, filtering, e-mail, technical support and billing. Internet service can be provided under the NetVoice name or can be private labeled for our customers.

     As previously noted, we have entered into an agreement with Virtualplus, Inc., the world's largest provider of unified messaging with over 500,000 virtual mailboxes under their management. We will distribute this service on a private label basis under our Company's name and logo. Unified messaging allows the user to pick up voicemail, e-mail and fax from a single unified box.

PRE-PAID LONG DISTANCE CALLING CARDS

     Currently we are focusing on selling prepaid long distance calling cards to the college student market. To date, this market has only been tested on a small scale. Our initial, informal investigation has indicated this market to be viable for the following reasons:

     * The cost of acquiring these customers is relatively low due to geographical concentration.

     *    Campus newspapers and other media expenses are relatively low.

     *    Our sales personnel have easy access to students.

     * The students are characteristically well acquainted with the Internet, and, therefore, receptive to our offering of long distance calling on the Internet.

     * These college and university students (and their parents) are also receptive to the convenience of purchasing minutes by accessing our website and/or calling our 800 telephone number.

THE NETVOICE COMMUNICATION APPLICATION BROWSER

     We currently have under development the NetVoice CAB, an Internet browser that allows the user to have access to a suite of communication functions such as long distance and fax while browsing the world wide web. Access to all functionality features of the browser will be available in the borders of the screen while the Internet runs in the center of the screen. Functionality features include:

     * Free PC to PC calls provided both parties have our browser downloaded onto their PC's;

     * Address book with ability to import address book from Microsoft Outlook(TM);

     *    Unified messaging capabilities;

     *    Search engine access; and

     * Access to "favorites" much like traditional Internet bookmarking functionality.

     Our browser will be distributed free of charge and downloaded via our Company website or through marketing agreements. Our browser is currently under beta review and we expect to launch by May 1, 2000. There will be several revenue opportunities within the browser:

     * commission earned on merchandise purchased from affiliate sites that are programmed into the browser;

     *    revenue earned from banner advertisement;

     * revenue earned from the preprogrammed favorites within the browser; and

     *    revenue earned on PC to phone calling, when available.

Distribution of the browser is key to achieve these revenue streams.

SALES, MARKETING AND DISTRIBUTION

     Our strategy for building a viable position in the Internet telephony market includes the following key elements:

     *    Marketing our services through multiple channels;

     *    Pursuing multiple sources of revenue;

     *    Enhancing brand recognition;

     *    Expanding and enhancing our products and services; and

     * Pursuing acquisitions of other telecommunications companies to expand our revenues and technological base.

INTERNET SERVICE PROVIDERS MARKETS

     We expect to offer virtual ISP services and will distribute VoIP products to ISP's to distribute to their consumer and business customers. These products will offer revenue-generating opportunities for the ISP's as well as their e-commerce customers. We will become the wholesale provider to the ISP for these services. We will attempt to seek out products that allow us to co-brand with our NetVoice logo.

CORPORATIONS

     Corporations are focused on cost cutting opportunities and communication improvements that allow information systems to be both simplified and enhanced as a means to stay competitive. Accordingly, we believe this segment will readily embrace the cost savings and enhanced services that VoIP can offer over existing LAN's/WAN's.

RESIDENTIAL

     While the residential VoIP market may be difficult to penetrate due to high customer acquisition costs vs. number of minutes purchased per customer, we believe there are niche residential areas, such as colleges and universities, which we can enter with relatively low competition and marketing costs, while allowing us to build a brand name recognizable by the typical consumer. As NetVoice Technologies grows we can use these niche segments as a launching pad from which to enter the general residential market. The initial residential niches may include the college market, which affords access to opinion leaders and early adapters to new technology.

WHOLESALE MARKET

     The wholesale market consists of agents, carriers and pre-pay service providers. All entities requiring large volume of minutes at low costs are our potential customers, including the more traditional long distance PSTN carriers who can resell our minutes with a higher margin than PSTN minutes. We feel that we are uniquely poised to capture clients in this segment, because of our ability to offer lower cost minutes, due to the current lack of regulation in our technology and consequent absence of tariffs, which many of our potential customers in this segment cannot avoid on their own networks.

DISTRIBUTION CHANNELS

     IN-HOUSE SALES

     We currently have two, full time individuals whose responsibilities are sales and marketing. It is our intention, as funds become available, to hire more sales personnel who will be based in our Dallas office.

     AGENTS

     We intend to expand our use of existing long distance and telephony agent networks as a means to sell our low cost, high quality VoIP products to carriers, pre-pay providers, institutional organizations and corporations.

     WORLD WIDE WEB

     Virtual agents will be sought, as a means to distribute VoIP minutes via ISP's, and in turn individual e-commerce web sites. E-commerce web sites operated by virtual agents can sell our products as revenue generating opportunities for their site and NetVoice's.

     Through targeted advertising, we intend to direct customers to purchase low cost long distance services via our website. We plan to initially drive our website sales to universities and colleges. This very price sensitive market segment is an ideal potential revenue stream due to their need for low cost long distance and the relatively inexpensive access to a university population. Low cost college newspaper and radio advertising as well as on-site visits allow us to quickly and inexpensively reach this segment with our message. Also, across the board access and acceptance of Internet usage for the typical college student will drive on-line registration and purchase of products through our website. We believe this segment will find our program attractive due to our ability to offer low prices.

TECHNOLOGY

     As discussed above, we are currently developing a communications applications browser that allows the user to have access to a suite of online communications devices and other functionality while browsing or searching the world wide web. Our browser will be distributed to the end user for free via our websites. This browser will be designed to allow the NetVoice logo to appear on users desktops which will build brand awareness while the applet will allow NetVoice to have access to these users as we market Internet and Telephony related products and services.

CUSTOMERS

     During the fiscal year ending December 31, 1998, IXC Communications, Inc. (formerly Coastal Telephone, Inc.) ("IXC") accounted for approximately 61% of our total revenues and for the year ending December 31, 1999, IXC accounted for 23% of our revenues. Caprock Communications Corporation and World Access, Inc. accounted for 11% and 30% of our revenues, respectively, during the fiscal year ending December 31, 1999. Recently, we signed two new wholesale agreements with Landmark Community News, Inc. ("Landmark") and Z-Tel, Inc. ("Z-Tel").

     * Landmark is a publisher of 48 local newspapers in 12 states. Our agreement with Landmark is to provide VoIP related products and services, including Internet service, Internet telephony and unified messaging for resale to Landmark customers. The agreement is for an indefinite period of time and may be terminated by either party with notice. NetVoice will be compensated by Landmark customers who utilize the various services that NetVoice may provide, and NetVoice will pay Landmark a commission per customer.

     * Our agreement with Z-Tel will allow us to provide Internet access to their local customers for a period of two years. Z-Tel will pay the Company a fee on graduated basis according to the number of customers we are providing Internet access for.

     We do not believe the loss of these customers would have a significant impact on our revenues in the year 2000 due to our current marketing efforts to other large customers.

PATENTS AND TRADEMARKS

     We are the owner of a pending provisional patent application for a communications enabled browse. Follow-up, non-provisional applications are being prepared to cover the communications tools embedded in the browser, the ability to display thumbnail sketches (graphic links) on the browser, and the placement of permanent icons on the browser border that can be addressed to key retailers.

     We are the owner of a pending trademark application for the mark ("CAB") as applied to browser software.

COMPETITION

     The long distance telephony market and the Internet telephony market are highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors include price, quality of service, breadth of geographic presence, customer service, reliability, network capacity and the availability of enhanced communications services. Our competitors include AT&T, MCI WorldCom and Sprint, as well as a number of smaller companies.

     Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies, which could hinder our ability to market our Internet telephony services. We believe that our key competitive advantages are our ability to deliver reliable, high quality voice service over the Internet in a cost-effective manner and the size and rapid growth of our network. We cannot assure you, however, that this advantage will enable us to succeed against comparable service offerings from our competitors.

REGULATION

REGULATION OF INTERNET TELEPHONY

     The use of the Internet to provide telephone service is a recent market development. Currently, the Federal Communications Commission is considering whether to impose surcharges or additional regulations upon certain providers of Internet telephony. On April 10, 1998, the FCC issued its report to Congress concerning the implementation of the universal service provisions of the Telecommunications Act. In the report, the FCC indicated that it would examine the question of whether certain forms of phone-to-phone Internet telephony are properly classified as information services or as telecommunications services. The FCC noted that it did not have, as of the date of the report, an adequate record on which to make a definitive pronouncement, but that the record suggested that certain forms of phone-to-phone Internet telephony appear to have the same functionality as non-Internet telecommunications services and lack the characteristics that would render them information services. If the FCC were to determine that certain services are subject to FCC regulation as telecommunications services, the FCC may require providers of Internet telephony services to make universal service contributions, pay access charges or be subject to traditional common carrier regulation. Such a determination would have a material adverse effect on the price structure for the Company's VoIP services. It is also possible that some services may be regulated by the FCC differently. In addition, the FCC sets the access charges on traditional telephony traffic, and if it reduces these access charges, the cost of traditional long distance telephone calls will probably be lowered, thereby decreasing some of our competitive pricing advantage.

     In September 1998, two regional Bell operating companies, US WEST and BellSouth, advised Internet telephony providers that the regional companies would impose access charges on Internet telephony traffic. In addition, US WEST has petitioned the FCC for a declaratory ruling that providers of interstate Internet telephony must pay federal access charges, and has petitioned the public utilities commissions of Nebraska and Colorado for similar rulings concerning payment of access charges for intrastate
Internet telephone calls.   At this time, it is not known whether these
companies, US WEST and BellSouth, will actually impose access charges or when such changes will become effective. If these companies succeed in imposing access charges, such changes are expected to reduce the cost savings afforded by Internet telephony as compared to traditional telephone service. Access charges would materially adversely affect the development of our Internet telephony business. In February 1999, the FCC adopted an order concerning payment of reciprocal compensation, which provides legislative support for a possible future finding by the FCC that providers of Internet telephony must pay access charges for at least some subset of Internet telephony services. If the FCC were to make such a finding, the payment of access charges could materially adversely effect our business, results of operations and financial condition. Many of our competitors are lobbying the FCC for the imposition of access charges on Internet telephony traffic.

     To our knowledge, there are currently no domestic and few foreign laws or regulations that prohibit voice communications over the Internet. State public utility commissions may retain jurisdiction to regulate the provision of intrastate Internet telephony services. A number of countries that currently prohibit competition in the provision of voice telephony have also prohibited Internet telephony. Many countries permit but
regulate Internet telephony.   If Congress, the FCC, state regulatory
agencies or foreign governments begin to regulate Internet telephony, such regulation may materially adversely affect our business, financial condition or results of operations.

REGULATION OF THE INTERNET

     Congress has recently adopted legislation which regulates certain aspects of the Internet, including online content, user privacy, taxation, access charges, liability for third-party activities and jurisdiction. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce. In addition, federal, state, local and foreign governmental organizations currently are considering other legislative and regulatory proposals which would regulate the Internet. Increased regulation of the Internet may decrease its growth and eliminate or reduce its competitive advantage, which may increase the cost of doing business via the Internet or otherwise materially adversely affect our business, results of operations and financial condition.

     The Federal Trade Commission has proposed regulations regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites, with particular emphasis on access by minors. These regulations may include requirements that companies establish certain expensive procedures to disclose and notify users of privacy and security policies, obtain consent from users for certain collection and use of information and to provide users with the ability to access, correct and delete personal information stored by the company. These regulations may also include enforcement and redress provisions. There can be no assurance that we will adopt policies that conform with any regulations adopted by the FTC, or that our cost will remain competitive after adopting compliance procedures. Moreover, even in the absence of those regulations, the FTC has begun investigations into the privacy practices of companies that collect information on the Internet. One investigation resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement the principles noted above. We may become subject to a similar investigation or the FTC's regulatory and enforcement efforts may adversely affect the ability to collect demographic and personal information from users which could have an adverse effect on our ability to provide highly targeted opportunities for advertisers and electronic commerce marketers. We may increase our regulatory risk by targeting university populations, despite the attractiveness of this market segment. Any of the foregoing adverse regulatory developments could adversely affect our business, results of operation and financial condition.

     Recently, the European Union adopted a directive that imposes restrictions on the collection and use of personal data. Under the directive, citizens of the European Union are guaranteed rights to access their data, rights to know where the data originated, rights to have inaccurate data rectified, rights to recourse in the event of unlawful processing and rights to withhold permission to use their data for direct marketing. The directive could, among other things, affect United State companies that collect information over the Internet from individuals located in European Union member countries, and may impose restrictions that are more stringent than current Internet privacy standards in the United States. In particular, companies with offices located in European Union countries will not be allowed to send personal information to countries that do not maintain adequate standards of privacy. The directive does not, however, define what standards of privacy are adequate. As a result, the directive may adversely affect the activities of entities such as us that may engage in data collection from users in European Union member countries.

EMPLOYEES

     As of March 20, 2000, we had twenty two (22) full time employees, including eight (8) technical personnel, seven (7) in sales and marketing and seven (7) in management and finance. As noted elsewhere in this Report, a top priority of our marketing strategy is to hire additional sales personnel in an attempt to create additional traffic for the network.

RISK FACTORS

     The risks described below are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, operating results or financial condition. Other information set forth in this Report, including our consolidated financial statements and the related notes detail other risks effecting our business. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS

     We only began operations in January of 1998 when we acquired NVT. Therefore, we have only a limited operating history. As an early stage company in the new and rapidly evolving Internet telephony market, we face numerous risks and uncertainties. Since commencement of operations, we have primarily been investing our capital into the expansion of our network. We will be unable to continue the expansion of our network without the proceeds from future private and/or public financing. Our limited operating history does not provide meaningful historical financial or operational information upon which to make plans or forecasts. We cannot assure you that our business strategy will be successful or that we will successfully address these risks.

WE HAVE A HISTORY OF OPERATING LOSSES, CURRENT LIABILITIES OF $5.4 MILLION AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE

     We have incurred net losses of $1,723,367 for the year ended December 31, 1998 and $4,950,222 for the year ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $6,673,589 and current liabilities of $5,389,141 million which includes notes due to noteholders in year 2000. The Company has never had any profits. We expect to continue to incur operating losses for at least the next eighteen months.
We expect that operating and marketing expenses will increase significantly during the next several years. In order to achieve and maintain profitability, we will need to generate significant revenue and we cannot assure you that we will generate sufficient revenue for profitability.
Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability. If revenue grows more slowly than we anticipate or if operating and marketing expenses exceed our expectations or cannot be managed in proportion to revenues, our business, results of operations and financial condition will be materially adversely affected.

WE INTEND TO PURSUE NEW MARKETS AND PRODUCTS, MANY OF WHICH ARE UNPROVEN

     To date, we have generated revenue from routing minutes of use of our services over the Internet and to a limited degree from the sale of traditional one-plus long distance. In the future, we intend to pursue new revenue streams by leveraging our Internet telephony network to integrate real-time voice communication capabilities into the Web. For example, we intend to pursue new Web-based revenue opportunities from personal computer to phone applications, as well as offering integrated voice and data service to corporations. We intend to market our various products as single packages to various groups of end-users. We have no experience in the specific markets we intend to enter and have never generated revenues from this type of business. We intend to devote significant capital and resources to create these new revenue streams and we cannot ensure that our investments will be profitable. To be successful, we must, among other things, develop and market products and services that achieve broad market acceptance by individuals, businesses, online retailers and advertisers.
We cannot assure you that the market for our new products and services will develop or that demand for our new products and services will emerge, grow or generate sufficient revenue to become profitable.

WE MAY HAVE DIFFICULTIES MANAGING OUR EXPANDING OPERATIONS, AND WE MAY HAVE A NEED TO DEVELOP AND IMPLEMENT SYSTEMS AND CONTROLS

     Our expected growth will place a significant strain on our managerial, operating, financial and other resources. We expect this rapid growth to continue and expect these strains to continue over time. Our future performance will depend, in part, on our ability to manage this growth effectively. To that end, we will have to undertake the following tasks, among others:

     * develop our operating, administrative and financial and accounting systems and controls;

     * improve coordination among our engineering, accounting, finance, marketing and operations personnel;

     *    enhance our management information systems capabilities; and

     * hire and train additional qualified personnel, including personnel with technical skills and experience which we do not now have.

     We cannot assure you that we will be able to accomplish these tasks, and if we are unable to accomplish any of them, our business would be materially adversely affected.

A FAILURE TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS COULD LIMIT OUR ABILITY TO INCREASE OUR SALES

     We believe that our success depends, in part, on our ability to develop and maintain strategic relationships with leading Internet companies and computer hardware and software companies, as well as with key marketing distribution partners. If any of our strategic relationships are discontinued, sales of our products and services and our ability to maintain or increase our customer base may be substantially diminished. We will depend on these relationships to:

     *    distribute our products to potential customers;

     *    increase usage of our services;

     *    build brand awareness; and

     *    cooperatively market our products and services.

WE WILL NEED TO HIRE ADDITIONAL AGENTS TO MARKET AND DISTRIBUTE OUR PRODUCTS AND SERVICES; TO PROVIDE LOCAL CUSTOMER SUPPORT; AND THE LOSS OF KEY AGENTS COULD ADVERSELY AFFECT OUR BUSINESS

     We must forge new relationships with agents in markets where our products and services are not adequately marketed and maintain and deepen relationships in those markets where we seek greater penetration. Agents also typically provide local customers with front-line support. If we hire an agent who fails to market our products and services effectively, or fails to provide adequate front-line customer support, we could lose market share. Additionally, if an agent provides poor customer service, we could lose brand equity. Therefore, we must maintain and hire additional agents that are capable of providing high-quality sales and service efforts. The loss of an agent in a key market, or the failure of a current or future seller to adequately provide customer support could materially adversely affect our business, results of operations and financial condition.

COMPETITION COULD REDUCE OUR MARKET SHARE AND DECREASE OUR REVENUE

     The market for our services has been extremely competitive, and is expected to remain extremely competitive for the foreseeable future. Many companies offer Internet telephony products and services, and many of these companies already have a substantial presence in this market in which we are only a recent entrant.

     In addition, a number of large telecommunications providers, such as ICG Commun-ications, IPVoice.com, ITXC, RSL Communications (through its
Delta Three subsidiary) and ibasis, Inc., route Internet telephony traffic to destinations on a worldwide basis, while our operations are focused on the United States only. In addition, major long distance providers, such as AT&T, Deutsche Telekom, Frontier, MCI WorldCom, Qwest Communications and Net2Phone, as well as other major companies such as Motorola and Intel, have all entered or plan to enter the Internet telephony market. Many of our competitors are larger than us and have substantially greater financial, distribution and marketing resources than we have. We cannot be certain that we will be able to compete successfully in the developing Internet telephony market.

WE FACE PRICING PRESSURES, WHICH MAY LESSEN OUR COMPETITIVE PRICING ADVANTAGE

     Any success of our product and service offerings must be based on our ability to provide discounted voice communications by taking advantage of cost savings achieved through Internet telephony. In recent years, the price of traditional domestic and international long distance calls has been declining. In response to these declines, we have lowered the price of our service offerings. Should prices of traditional long distance calls decline to a point where we no longer have a price advantage over our competitors, we would lose our anticipated significant competitive advantage and would have to rely on factors other than price to differentiate our product and service offerings. If we fail to do so, our business could be materially adversely affected.

OUR PERFORMANCE IS DEPENDENT ON THE CONTINUED EMPLOYMENT OF OUR EXECUTIVE OFFICERS AND WE NEED TO HIRE AND RETAIN HIGHLY-SKILLED TECHNICAL AND MANAGEMENT PERSONNEL TO SUSTAIN OUR BUSINESS

     Our performance is highly dependent on the continued services of our executive officers and other key personnel, the loss of any of whom could materially adversely affect our business, results of operations and financial condition.

     We need to attract and retain other highly skilled technical and managerial personnel, for whom there is intense competition. Certain of such individuals must have skills and experience, which we do not have. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The inability to attract and retain qualified technical and managerial personnel would materially adversely affect our business, results of operations and financial condition. Currently, we do not have any employment contracts with any of our key personnel, with the exception of our President, Jeff Rothell, and our Chief Financial Officer, Garth Cook.

WE NEED TO DEVELOP BRAND RECOGNITION AND NEED TO ESTABLISH AND MAINTAIN HIGH QUALITY PRODUCTS AND SERVICES

     We believe we must establish and maintain a brand and name recognition in order to attract and expand our targeted client base. We believe the importance of reputation and name recognition will increase as competition increases in the Internet telephony market. Promotion and enhancement of our name will depend on the effectiveness of our marketing and advertising efforts. Success in establishing brand and name recognition will also depend upon our success in continuing to provide high-quality products and services. We cannot assure you that our advertising, marketing or quality control efforts will be successful. If our customers do not perceive our service to be effective or of high quality, our brand and name recognition would be materially adversely affected.

WE DEPEND ON LOCAL EXCHANGE TELECOMMUNICATIONS CARRIERS TO LEASE
TRANSMISSION FACILITIES AND WE ARE SUBJECT TO PRICE AND COMPETITIVE UNCERTAINTIES FROM LOCAL CARRIERS

     We do not own any local exchange transmission. All of the telephone calls made by our customers are connected at least in part through leased transmission facilities. In addition, national telephone companies may not be required by law to allow us to lease necessary transmission lines and may be unwilling to enter into such agreements on a cost-effective basis, considering terms and price. Further, even if applicable law requires national telephone companies to lease transmission lines to us, we expect to encounter delays of unknown duration in negotiating leases and interconnection agreements, and commencing operations. Additionally, disputes may arise, relating to pricing, terms and billing, after commencing operations.

     In the United States, the providers of local exchange transmission facilities are generally the incumbent local exchange carriers, including the regional Bell operating companies. The permitted pricing of local exchange facilities that we lease in the United States is subject to uncertainties. The Federal Communications Commission issued an order requiring local exchange carriers to establish a pricing standard for those facilities that may be charged to competitors and the United States Supreme Court recently upheld the FCC's jurisdiction in this regard. However, the incumbent local exchange carriers can be expected to bring further legal challenges to the FCC's decision. If they succeed, the result may be to increase our cost to obtain incumbent local exchange carrier facilities.

     Local exchange carriers from which we intend to lease facilities are also our competitors, such as the regional Bell operating companies. We generally lease lines on a fixed-cost basis. These include leases of transmission capacity for point-to-point circuits on a monthly or longer-term fixed-cost basis. There is every reason to expect that our local telephone operating company competitors will have advantages, including a lower internal price and greater transmission capacity than that expected to be available to us.

OUR SYSTEMS MAY NOT ACCOMMODATE SIGNIFICANT GROWTH IN THE NUMBER OF USERS

     Our success depends on our ability to handle a large number of simultaneous calls. We expect that the volume of simultaneous calls will increase significantly as we expand our operations. If this occurs, additional stress will be placed upon the network hardware and software that manages our traffic. We cannot assure you of our ability to efficiently manage a large number of simultaneous calls. If we are not able to maintain an appropriate level of operating performance, or if our service is disrupted, then we may develop a negative reputation and our business, results of operations and financial condition would be materially adversely affected.

BECAUSE WE ARE UNABLE TO PREDICT THE VOLUME OF USAGE AND OUR CAPACITY NEEDS, WE MAY ENTER INTO DISADVANTAGEOUS CONTRACTS

     Our business plan projects that the number of calls that we handle over our network will continue to grow in the future. If our plans are realized, we may be required to enter into additional long-term agreements for leased capacity. To the extent that we over-estimate the anticipated volume of calls, we may become obligated to pay for more transmission capacity than we actually use, resulting in our incurring costs without achieving corresponding revenue. Conversely, if we underestimate our capacity needs, we may be required to obtain additional transmission capacity through more expensive means because the capacity is added prior to our expected delivery time. We cannot assume that such capacity will be available either on a planned or emergency basis. The occurrence of either over-estimation or under-estimation of capacity needs could significantly reduce our operating margins.

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDS NECESSARY TO TAKE ADVANTAGE OF NEW OPPORTUNITIES AND MEET OUR OBLIGATIONS

     Due to our limited operating history, current liabilities of $5.4 million including notes due to our existing noteholders and the rapid evolution of the Internet telephony market, our future capital needs are difficult to predict. We currently have approximately $3.65 million due on the Notes in the calendar year 2000. All of the Notes will be due and payable through September, 2000, unless extended for nine (9) months at the option of the noteholder. At this time, we have the ability to repay all the notes as such obligations come due. Repayment of the Notes will be used at the expense of our efforts to become profitable. We will require additional capital in order to take advantage of increasing the size of our network, unanticipated opportunities, including strategic alliances and potential acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Additionally, funds from operations may be less than anticipated. Should these circumstances arise, we will need to raise additional funds, either by borrowing money or issuing additional equity. We cannot assure you that we will be able to raise such funds on favorable terms or at all. If we are unable to obtain additional funds as needed, then we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business, results of operations and financial condition.

WE ARE SUBJECT TO RISKS ASSOCIATED WITH SYSTEM FAILURES, DELAYS AND INADEQUACIES

     Our success depends on our ability to provide efficient and uninterrupted, high-quality Internet telephony services. Any damage to or failure of our systems or operations could result in reductions in, or
terminations of, our services.   In addition, in the case of frequent or
persistent system failures, our brand and reputation could be materially adversely affected. Our systems and operations are vulnerable to damage or interruption from natural disasters, power loss, telecommunication system failures, physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events that are expected to be generally beyond our control. The occurrence of any or all of these events could materially adversely affect our business, results of operations and financial condition.

AT THIS POINT WE HAVE NOT OBTAINED DIRECTORS AND OFFICERS INSURANCE

     We have investigated the cost of insurance against liabilities arising out of the negligence of Officers and Director(s). The Company has not obtained such insurance, because the availability thereof is extremely limited and, where available, the cost is excessive. The Company is required to indemnify certain costs and liabilities for negligence of its officers and directors. Therefore, the Company will have to satisfy any such liabilities out of its assets. Any such liabilities which might arise could be substantial and may exceed the assets of the Company.

WE HAVE A LIMITED NUMBER OF SHAREHOLDERS AND A LIMITED NUMBER OF SHARES AVAILABLE FOR TRADING

     To our knowledge, there are 1,100 record holders of our Common Stock although we believe the actual number of shareholders who hold our stock in their brokerage accounts or "street name" accounts to be higher. The public float or shares available for sale at any given time is extremely limited which can cause significant price swings when large blocks of our Common Stock are bought or sold in the market. Also, our daily trading volume is limited with a small number of brokerage firms making a market in our stock. Accordingly, the price you pay or receive when you buy and sell your shares may not be reflective of an active, arms-length trading market.

THE MARKET PRICE OF OUR SHARES MAY EXPERIENCE EXTREME PRICE AND VOLUME FLUCTUATIONS FOR REASONS OVER WHICH WE HAVE LITTLE CONTROL

     The stock market has, from time to time, experienced extreme price and volume fluctuations. Prices of securities of Internet-related companies have been especially volatile and have often fluctuated for reasons that are unrelated to the operating performance of the affected companies. The market price of shares of our Common Stock could fluctuate greatly due to a variety of factors. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were the object of securities class action litigation, it could result in substantial costs and a diversion of our management's attention and resources.

OUR EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS OWN A MAJORITY OF OUR VOTING STOCK AND WILL BE ABLE TO EXERT SIGNIFICANT INFLUENCE OVER DECISIONS REQUIRING A STOCKHOLDER VOTE

     Our Executive Officers, Directors, employees and principal stockholders and their affiliates own in the aggregate, beneficially approximately 61% of our outstanding Common Stock. This does not include 2,582,000 outstanding options with exercise prices that range from $1 to $18 exercisable over the next five years. As a result, our Executive Officers, Directors and principal stockholders are able to exercise significant control over all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control that might otherwise benefit our stockholders.

STOCKHOLDERS MAY SELL SHARES OF OUR COMMON STOCK IN A MANNER THAT
NEGATIVELY AFFECTS THE PRICE OF COMMON STOCK

     If any of our principal stockholders sell a substantial number of their shares of Common Stock, those sales could adversely affect the market price of our Common Stock and could impair our future ability to raise capital through the sale of equity securities. We currently have 13,416,600 shares of Common Stock outstanding. In addition, as of March 20, 2000, we had reserved for issuance 2,582,000 shares of Common Stock issuable upon exercise of stock options. All of our outstanding shares of Common Stock are freely transferable without restriction under the Securities Act, unless they are held by our "affiliates" or sold in an offering of restricted common stock.

RISKS RELATED TO OUR INDUSTRY

OUR FUTURE GROWTH DEPENDS UPON AN INCREASE IN THE USE OF THE INTERNET AS A MEDIUM FOR VOICE COMMUNICATIONS

     The Internet telephony market is new and rapidly evolving, and the technology is still in the early stages of development. Historically, the audible sound quality of Internet telephony calls was poor. As the industry has grown, substantial improvements to sound quality have been made but technological hurdles still need to be resolved. Additionally, the capacity constraints of the public Internet network may, if not resolved, impede further development of Internet telephony to the extent that callers experience delays, errors in transmissions or other difficulties. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for our services are subject to a high level of uncertainty and risk. In particular, the Internet must be accepted by business and residential users as a viable alternative to traditional telephone service. Customers who have already invested substantial resources in integrating traditional telephony service with their operations may be particularly reluctant or slow to adopt a new technology which makes their existing infrastructure obsolete. Because the Internet telephony market is new and evolving, it is difficult to predict the size of this market or its growth rate. If the Internet telephony market fails to develop, develops more slowly than we expect or becomes saturated with competitors, then our business, results of operations and financial condition will be materially adversely affected.

OUR FUTURE SUCCESS DEPENDS UPON THE INCREASED USE OF THE INTERNET

     The use of the Internet as a commercial marketplace is at an early stage of development. Demand and market acceptance for recently introduced products and services over the Internet are still uncertain. We cannot predict whether customers will be willing to shift their traditional activities online. For example, we do not know if people will increase their usage of online directories or make online purchases. The Internet may not grow as a viable commercial marketplace for a number of reasons, including:

     *    concerns about security;

     *    Internet network congestion;

     *    inconsistent quality of service; and

     *    lack of cost-effective, high-speed access.

If the use of the Internet as a commercial marketplace does not continue to grow, then our business, results of operations and financial condition will be materially adversely affected.

OUR SUCCESS DEPENDS, IN PART, ON OUR ABILITY TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGE

     Our continued success depends, in part, on our ability to keep pace with rapid technological change, new product development and evolving industry standards and practices. Technological advancements have allowed the use of packet-switching technology for the transmission of calls. The development of voice applications for the Internet is part of a larger trend of convergence of standard voice and data networks. We believe that the providers of packet-switching technology will be able to offer quality communications services at rates that are significantly less than the rates currently charged for long distance calls. However, our failure to respond quickly and cost-effectively to these developments would materially adversely affect our business, results of operations and financial condition.

GOVERNMENTAL REGULATIONS REGARDING THE INTERNET MAY BE ENACTED, WHICH COULD IMPEDE OUR BUSINESS

     To date, governmental regulations have not materially restricted use of the Internet in our markets. Nevertheless, the FCC has engaged in substantial regulation of the traditional telephony markets. Accordingly, the legal and regulatory environment that pertains to the Internet in which our business would operate is uncertain and may change. Uncertainty regarding the regulatory environment and new regulations could increase our costs of doing business and may even prevent us from delivering our products and services over the Internet. The growth of the Internet may also be significantly slowed by industry specific or more general regulation of the Internet. Such regulation could delay growth in demand for our products and services and limit the growth of our revenue.

     In addition to new regulations being adopted, existing laws may be applied to the Internet. New and existing laws may cover issues which include:

     *    sales and other taxes;

     *    access charges;

     *    user privacy;

     *    pricing controls;

     *    characteristics and quality of products and services;

     *    consumer protection;

     *    cross-border commerce;

     *    copyright, trademark and patent infringement; and

     *    other claims based on the nature and content of Internet materials.

WE MAY BE THE VICTIM OF FRAUD OR THEFT OF SERVICE.

     From time to time, callers have obtained our services without rendering payment by unlawfully using our access numbers and personal identification numbers. At this time, due to our limited operating history, such instances of theft have been insignificant. Theft of service is a widespread issue for the telephony market. As Internet telephony services are more heavily used, theft of service is expected to be a problem in the Internet telephony market, which will require industry action to protect consumers. We attempt to manage these theft and fraud risks through our internal controls and our monitoring and blocking systems. To date, we have not experienced material losses from the unauthorized use of access numbers and personal identification numbers. However, we can provide no assurance that our risk management practices will be sufficient to protect us in the future from unauthorized transactions or thefts of services that could materially adversely affect our business.


ITEM 2.  DESCRIPTION OF PROPERTY.

     Our address is 13747 Montfort Drive, Suite 250, Dallas, Texas 75240. The Company's telephone number is (972) 788-2988. The Company leases approximately 5,640 square feet at $8,695 per month for a period of three
(3) years which will expire March 31, 2001. The Company believes this space is adequate for its current needs.

     At each of our points of presence we co-located with other competitive local exchange carriers or other telecommunications providers for rack space for our Cisco gateways. We typically enter into one (1) year lease agreements which range from $450 to $700 per month per rack.

ITEM 3.   LEGAL PROCEEDINGS

     We are not currently a party to any legal proceedings, nor are we aware of pending or threatened litigation.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     We intend to hold an Annual Meeting of Shareholders in May 2000.

                                 PART II

ITEM 5.   MARKET FOR NETVOICE'S COMMON STOCK AND RELATED SECURITY HOLDER
          MATTERS

MARKET INFORMATION

     Our Common Stock began trading on the Over the Counter Bulletin Board beginning in February 1999 and the National Quotation Bureau "Pink Sheets" as of February 2000. Accordingly, there is insufficient market history to establish or identify any trend in the market for the Common Stock.

     The following table sets forth the high and low bid prices for our Common Stock for the past year. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions. The information presented was obtained from the OTCBB.com, a website maintained by OTC Bulletin Board(R) (OTCBB) and the National Quotation Bureau "Pink Sheets" as of March 2000.

     In February, 2000, the Company declared a 2-for-1 stock split of all outstanding shares for all record holders as of that date March 1, 2000. THE BELOW MARKET PRICES REFLECT THAT STOCK SPLIT AS IF IT HAD OCCURRED AS OF THE DATES IDENTIFIED.

                                             High           Low
                                             Bid            Bid
                                             ---            ---
          1999 Fiscal Year
          ----------------
          First Quarter. . . . . . . . . . .$2.75          $0.50
          Second Quarter . . . . . . . . . .$2.25          $1.25
          Third Quarter. . . . . . . . . . .$1.38          $1.25
          Fourth Quarter . . . . . . . . . .$4.44          $1.63

On April 3, 2000, the last reported bid and asked prices for the Common Stock were $16.00 and $20.00, respectively.

     As referenced above, our shares are currently traded on the "Pink Sheets" of the National Quotation Bureau. Our shares were de-listed from the OTCBB in February 2000 as our shares were not then registered under
Section 12(g) of the Securities Exchange Act of 1934. On January 17, 2000, we filed with the Securities Exchange Commission ("SEC") a Form 10SB to register our shares with the Securities and Exchange Commission and as required by the OTCBB for further listing. We intend to re-apply to OTCBB or the Nasdaq National Markets at such time as we have received and responded to all comments of the staff of the SEC with respect to the Form 10SB.

HOLDERS

     As of March 22, 2000, the Company believes it had approximately 1,100 beneficial owners of record of the Company's Common Stock based on reports of the Depository Trust Corporation. Although there is a trading market for our stock, it is lightly traded, there is no substantial public float at the present time.

RECENT SALES OF UNREGISTERED SECURITIES

     During the past three years, the Registrant and its subsidiary NVT, Inc. have issued their securities to the following persons for the cash or other consideration indicated in transactions that were not registered under the Securities Act of 1933 (the "1933 Act"). As of March 14, 2000, we have 13,416,600 shares outstanding of which 9,440,000 shares is restricted stock subject to Rule 144. Of the restricted shares, 1,475,000 are shares reserved to be issued to officers and employees over a vesting period.

                                   I.

     In August 1998, the Registrant entered into a Merger and Plan of Reorganization where it acquired all of the issued and outstanding shares of NVT, Inc. and issued a total of 6,000,000 shares of Common Stock to six
(6) individuals, three (3) of which are current Officers and Directors. The share exchange was made pursuant to the exemption provided by Section 4(2) of the 1933 Act and Rule 506 of Regulation D promulgated thereunder.

                                   II.

     In August 1998, the Company issued 400,000 shares of its "restricted" Common Stock to Mezzanine Capital Limited ("Mezzanine") for 40,000 of their shares and certain financial advisory services valued at $240,000 which included locating the public "shell" into which NVT, Inc. was ultimately merged and structuring the transaction. The shares received have recently been written off as worthless. Further, in August 1998, Mezzanine was issued an additional 600,000 shares of Common Stock for continuing investment banking and advisory services valued at $.125 per share. This issuance was pursuant to the exemption from registration provided by Section 4(2) of the 1933 Act. Mezzanine represented that it purchased the securities for investment, and all certificates issued were impressed with a restrictive legend advising that the shares represented by the certificates may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. No commissions were paid and no broker/dealer was involved in this transaction.

                                  III.

     In January 1999, the Company issued 740,000 shares of stock to directors and certain employees. At the time the shares were issued there was no market in the Company's stock. The Company valued the shares at $.195 per share and compensation expense of $145,000 was recorded in during the year ending December 31, 1999. The stock vested immediately and these shares reflect the split on March 14, 2000. The Company offered these employees their shares pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. All employees took their shares for investment purposes without a view to distribution and had access to information concerning the Company. All certificates bear "restricted" legends prohibiting their transfer.

                                   IV.

     In February of 1999, one of the original shareholders returned 145,000 shares to the Company. The shares were forfeited because of the lack of effort the individual could devote to Company matters. The Company cancelled the shares upon receipt.

                                   V.

     In March and April 1999, the Registrant issued 986,500 shares of Common Stock at $1.00 to forty-one (41) individuals primarily through certain Officers and Directors at the time without the payment of commissions. The purchasers consisted primarily of friends and associates of these individuals The Registrant claims the exemption from registration provided by Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "1933 Act") and Rule 504 pursuant to Regulation D adopted thereunder. A finders fee of 3% or approximately $30,000 in cash was paid in connection with the sale of the shares to a finder.

                                   VI.

     From January 1998 to December 1999, the Registrant's subsidiary NVT, Inc. has issued from time to time, a series of promissory notes to certain "accredited investors" and non-accredited investors. The issuance of NVT, Inc.'s notes to the 64 noteholders was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and/or Regulation D and Rule 506 adopted thereunder. A total of 16 noteholders are non-accredited and forty-eight are accredited as defined pursuant to Rule 501 of regulation D. A finders fee of 10% was paid in connection with the sale of the notes. All purchasers represented by way of Subscription Agreements, that they had access to information regarding the Company and purchased the securities for investment and not with a view to distribution. All notes issued to the purchasers were impressed with a restrictive legend advising that the shares represented by the certificates were "restricted" securities and may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. These purchasers who have renewed their notes have received updated information from the Company and executed amended subscription agreements.

                                  VII.

     From August to November of 1999, the Company issued 315,000 shares of stock to directors and certain employees. The Company valued the shares at a rant of $.73 to $1.62 per share and compensation expense of $257,150 was recorded during the year ending December 31, 1999. The stock vested immediately. These numbers reflect the split on March 14, 2000. The Company offered these employees their shares pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. All employees took their shares for investment purposes without a view to distribution and had access to information concerning the Company. All certificates bear "restricted" legends prohibiting their transfer.

                                  VIII.

     From August to November 1999, the Company reserved to be issued 1,475,000 shares of stock to officers and certain employees. The Company valued the shares between $.73 and $1.73 per share depending on the date of grant. The stock vests based upon continued employment over a period of approximately 18 months. These numbers reflect the split on March 14, 2000. The Company recorded $1,201,200 as unearned compensation on the date of the grants of which $834,386 was amortized as compensation expense during the year ending December 31, 1999. The remaining $366,814 will be amortized as compensation expense on a straight-line basis over the vesting period. The Company offered these employees their shares pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. All employees took their shares for investment purposes without a view to distribution and had access to information concerning the Company. All certificates bear "restricted" legends prohibiting their transfer.

                                   IX.

     In February 2000, the Company sold 1,200,000 shares of its Common Stock at $4.25 to 79 investors for a total of $5,100,000. No commissions or fees were paid to any individual or entity in connection with the sales. The shares of Common Stock issued by the Company in connection with this offering are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act of 1933, as amended ("Act") and were issued pursuant to certain "private placement" exemptions under
Section 4(2) and rule 506 of Regulation D of the Act, as promulgated by the Securities and Exchange Commission. The sales of the Common Stock were to "accredited" investors, as that term is defined in rule 501 of Regulation
D of the Act, and were transactions by the Company not involving any public offering. Although not required, all such accredited investors had access to information on the Company necessary to make an informed investment decision. All of the aforesaid purchasers were fully informed and advised concerning the Company, its business, financial and other matters by way of a Private Placement Memorandum. All of the aforesaid securities have been appropriately marked with a restricted legend and are "restricted securities," as defined in Rule 144 of the rules and regulations of the Securities and Exchange Commission. The Company's transfer agent has been instructed to mark "stop transfer" on its ledgers to assure that these securities will not be transferred absent registration or until the availability of an exemption therefrom is determined.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risks outlined within. These factors may cause our actual results to differ materially from any forward-looking statement.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, our ability to repay noteholders and other debt, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this report

OVERVIEW

     We currently provide long distance services via our Internet Protocol network in 25 markets throughout the United States, wholesale dedicated and dial-up internet services in 13 markets and in the past to a very limited degree, provided traditional long distance. Our current VoIP business consists primarily of wholesale services marketed to other long distance carriers and prepaid calling card companies. In 1999, approximately 80% of our revenue came from our VoIP network and currently all of our revenues are derived from our IP network . We currently market our services directly and through agents.

     During 1998 we began operations in our present form. NVT was a Texas limited liability company that was formed in December 1997, which was reincorporated as a Nevada corporation (NVT, Inc.) and then reorganized as a wholly-owned subsidiary of the Company, which prior to the merger was an inactive public company. In September of 1998 our first VoIP gateway was installed in Dallas, Texas. The initial focus was to build out our Texas network and move into other areas of the United States. Accordingly, during 1999, we continued to expand our domestic network with the greatest amount of traffic terminating or originating in Jacksonville, Tampa, Portland and Dallas. We currently have our VoIP network operational in 6 cities in Texas and a total of 25 markets throughout the U.S.

     The Company is the successor company to NetVoice Technologies, LLC, a Texas limited liability company that began operations on January 7, 1998. NetVoice Technologies, LLC was formed for the purpose of developing, acquiring and operating telephone communication facilities and networks that were intended to transmit voice over the Internet utilizing coventional and Internet technologies. NetVoice Technologies, LLC was reincorporated in Nevada on June 30, 1998, as NetVoice Technologies, Inc.

     On August 13, 1998, the Company ("legal acquirer") concluded a reorganization agreement with NVT, Inc. ("accounting acquirer"). Pursuant to the regorganization agreement, the Company issued 6,000,000 shares of our common stock to the six shareholders, in exchange for all of the outstanding shares of common stock of NVT, Inc. As a result of concluding the reorganization agreement, NVT, Inc. became a wholly-owned subsidiary of the Company, and the six former shareholders of NVT, Inc. became the holders of approximately seventy five percent (75%) of our outstanding shares of common stock. The remaining 25% of the shares not exchanged were owned by various non-affiliated shareholders who may have resold their shares into the open market since the reorganization. The value of assets that NVT, Inc. ("accounting acquirer") acquired as a result of the reorganization with the Company was negligible because the Company was an inactive shell at the time of the reorganization. There was no prior affiliation between the parties. See "Principal Shareholders" and "Certain Transactions."

     NetLD.com, Inc. was incorporated in the State of Nevada as a wholly-owned subsidiary of the Company on October 14, 1999. This corporation was initially formed for the purpose of conducting the traditional long distance telephone services of the Company. Currently, we have had no activity in this subsidiary and it is not anticipated traditional long distance will be pursued as part of our business model. We may disband this entity or use it for other corporate purposes as yet to be determined, and in December 1999, we closed an Agreement to dispose of our long distance bases for $175,000. We currently have had no activity in this subsidiary. See "Management's Discussion and Analysis - Financing Sources" and "Certain Relationships and Related Transactions" for a more detailed description of the transaction.

FINANCING SOURCES

     In February 2000, we entered into a letter of agreement with Cisco Systems Capital Corporation ("Cisco") that provides $28 million in funding. This is only a letter of interest and not a definitive Agreement. At this time the funding is contingent and if obtained will be used primarily to fund equipment purchases in order to expand our network. The funding, in the form of a loan, is to be used for equipment purchases from Cisco, soft costs to install that equipment and for working capital. The Company will receive the funding from Cisco over a period of 5 years and will be required to repay the principal plus interest at a rate of approximately 5.5% over LIBOR. The agreement gives Cisco warrants to purchase 2.5% of the Company's Common Stock for $11.25 per share. The warrants will be exercisable for 5 years from the date of issuance.

     In February 2000, we sold to all accredited investors 1,200,000 shares of our Common Stock through a Private Placement Memorandum for $5.1 million. The costs of the offering were $20,000 for printing costs and related fees. The net proceeds will primarily be used for marketing, network expansion and working capital.

     From January 1999 through April 1999, we privately placed 986,500 shares of our Common Stock at $1.00 per share for a total of $986,500. Net proceeds of the offering after expenses was approximately $960,000. Expenses of the offering included the payment of fees to broker-dealers ($25,000) and costs of the offering including legal, accounting, printing, marketing-related expenses, due diligence expenses, travel related expenses, and preparation and distribution of sales literature. The net proceeds were primarily used by our subsidiary, NVT, Inc., to repay short-term loans and for working capital ($310,000), provide marketing funds ($150,000), and to begin the building of our Internet VoIP telephony network ($500,000).

     Since January of 1998 NVT, Inc. has privately issued a series of promissory notes. These funds were used primarily to continue the build-out of our VoIP network, which includes equipment purchases, and for working capital. The terms of these notes are nine-months with an interest rate of 13.35%. The notes are secured by revenues from contracts, equipment and a 10% cash reserve. At December 31, 1999 the Company was not in compliance with the 10% cash reserve. The Company received a waiver from the paymaster of the Trustee, and as of February 23, 2000 the Company has now complied with the reserve requirement.

     At January 31, 2000, we had approximately $4.0 million outstanding in such notes. During 1999, we repaid $2.5 million together with accrued interest. Approximately $4.0 million falls due throughout the calendar year 2000. All of the Notes will be due and payable in or before September 2000, unless extended for nine (9) months at the option of the noteholder. At this time, we intend to offer conversion of these notes or to repay them in accordance with the terms of the notes with proceeds from existing funds or future public or private offerings. Currently, there are no conversion rights on behalf of the note holders.

     In October 1998 and June 1999, we purchased customer bases of two long distance resellers. The purchase prices were for cash of $110,000 and $60,000, respectively. In December of 1999 the Company sold these bases to an affiliated entity for $175,000 for the forgiveness of a note to Jim Chambas, a former Director, for $175,000. The Company still owes the former Director $96,000. The note is non-interest bearing and the original proceeds were used to fund the working capital of the Company. The Company recognized a gain on the sale of approximately $80,000. The Company did not obtain a fairness opinion on the transaction, but believes that the base was at a fair market price. New management, brought on in August, determined that these customer bases did not fit well with our current VoIP network.

     As of December 31, 1999, the Company currently has an accumulated deficit of $6.7 million.

RESIGNATION OF DIRECTORS

     On March 13, 2000, the Company was notified that the state of Pennsylvania had entered a Cease and Desist Order on December 7, 1999 against William D. Yotty and indirectly against James Chambas as a Director of Paystar Communications, Inc. The Cease and Desist Order alleged that these individuals and other were selling unregistered securities in the state of Pennsylvania and elsewhere. Although Messrs. Yotty and Chambas intend to vigorously defend this action, they deemed it to be in the best interests of the Company to resign as Directors of the Company and discontinue any direct relationship with the Company except as shareholders as of March 20, 2000.

REVENUE FROM OPERATIONS

     Currently, all of our revenues are derived from long distance services sold over our IP network. One of the Company's initial strategies is to continue to acquire existing customer bases concentrated in specific geographical areas which complement our current markets and convert them to our VoIP network. We also anticipate deriving revenues through direct sales by our existing employees, independent agents and selling through ISPs to their existing customer base. In the future, in order to diversify, we plan to introduce a variety of value added services utilizing our VoIP network including:

     *    dial-up Internet access;

     *    unified messaging;

     *    revenue through our browser;

     *    prepaid calling;

     *    wholesale internet services; and

     *    video services.

     Revenues from operations for the year ended December 31, 1999 derived 80% from sales to wholesale customers and 20% from sales to our retail customers. Almost the entire retail base was sold in December 1999 to a related party as described under "Management Discussions and Analysis of Operations - Financing Sources". Margins from both wholesale and retail sales are not currently sufficient to cover our network costs which include leased bandwidth, connection to the Internet, and local lines within a local calling area. Expansion of our network and the addition of services will have to be financed by an increase in traffic and additional financings. We expect this trend to continue for a period of time as we continue to concentrate on the expansion of our VoIP network and customer traffic. In the second quarter of 2000, we plan to offer Internet services and voice over the same facilities to corporate customers.

     The Company will continue to expand its network to handle projected volume. The Company's cost drops by approximately 30% by converting the network from a DS-1 level to DS-3 level. This coupled with converging various products (voice, video, data, Internet) over the same network are the key ingredients to approach profitability. The Company, as it continues to grow and build network, is not expected to be profitable in the foreseeable future.

     There are little or no seasonal changes in the revenue stream of the business.

COST STRUCTURE

     Our costs and expenses include:

     *    network costs;

     *    selling and marketing;

     *    general and administrative; and

     *    interest and depreciation.

     Network costs primarily consist of costs associated with the routing and termination of our customers' traffic. The costs include:

     *    leased bandwidth and connection to the Internet;

     *    leased network equipment;

     * local lines used to carry calls to and from our network locations; and

     *    our network facilities.

     We expect these costs to increase into the future as we further expand our network in the United States and throughout the world. The majority of these costs are fixed. The Company will continue to add fixed cost network in order to continue to grow revenue. The network will have to be expanded to handle additional volume in excess of 50,000,000 minutes per month.

     Sales and marketing expenses include the expenses anticipated to be associated with acquiring customers, establishing brand recognition, commissions paid to our sales personnel, advertising costs and customer referral fees. We expect sales and marketing expenses to increase over time as we aggressively market our products and services.

     During 1998 and 1999, sales and marketing expenses were relatively fixed costs. Sales and marketing expenses are expected to increase both in terms of absolute dollars and as a percentage of revenue as our revenue grows. We expect to spend significant capital to build brand recognition to the extent possible due to our relatively small size. Much of our sales and marketing expenses are anticipated to be expanded to obtain strategic relationships with a variety of agents, portals, content providers, and other key customer destinations on the Web.

     General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of travel, business entertainment, rent and utilities. A large portion of our general and administrative expenses is allocated to operations and customer support. Customer support expenses include the costs associated with customer service and technical support, and consist primarily of the salaries and employment costs of the employees responsible for those efforts. We expect operations and customer support expenses to increase over time to support new and existing customers. We expect general and administrative costs to increase to support our growth, particularly as we establish a larger organization to implement our business plan. Historically, we have included our development and start-up costs, comprised primarily of payroll expenses for our technical team of engineers and developers, in general and administrative expenses. We plan to incur additional costs for research and development, though they are not expected to increase as a percentage of revenue. Over time, we expect these relatively fixed general and administrative expenses to decrease as a percentage of revenue, primarily as a consequence of increased revenues.

     Interest consists of the cost incurred including commission (recognized over the life of the notes) on the issuance of the short-term notes and interest on the notes. The notes have a term of nine-months with an interest rate of 13.35%. During the fiscal years 1998 and 1999, we had net interest expense in the aggregate amount of $369,000 and $675,000, respectively. Interest payable on the Notes in 2000 will be approximately $445,000, assuming the Notes are repaid in full on their respective due dates, and not extended by the option of the several payees for nine (9) months.

     Depreciation primarily relates to our hardware infrastructure. We depreciate our infrastructure over its estimated five-year useful life using the straight-line method. In addition, we will be adding more originating and terminating VoIP Gateways as traffic volumes justify. We expect depreciation to increase in absolute terms as we grow our networks to support new and acquired customers, but to decrease as a percentage of total revenue. In February of 2000, we have entered into a letter of interest for $28 million in funding with the majority to be used for equipment purchases over the next two years. See "Management's Discussion and Analysis or Plan of Operation - Financing Sources" for a more detailed discussion of the letter of interest.

RESULTS OF OPERATIONS -

     Subsequent to the issuance of the Company's 1998 financial statements for the period from January 7, 1998 (date of inception) to December 31, 1998, management determined that it should restate its fiscal 1998 financial statements and related disclosures to reflect misclassification of operating leases as capital leases. The balance sheet at December 31, 1998, reflects the assets and liabilties related to the capital leases. This restatement does not change the Company's net loss or loss per share. See "Consolidated Financial Statements - Note 12" for the balance sheet effect of the restatment.

===========================================================================
                                                             Period from
                                               Year        January 7, 1998
                                              Ending     (date of inception)
                                            December 31,   to December 31,
                                               1999      1998, as restated
===========================================================================

Revenues                                    $ 1,212,363       $   120,737
                                            -----------       -----------

Expenses:
Direct Costs                                  2,043,399           252,194
Feneral and Admin. Expenses                   3,412,473           983,549
                                            -----------       -----------

Total Expenses                                5,455,872         1,235,743
                                            -----------       -----------


Net Operating Loss                           (4,243,509)       (1,115,006)
                                            -----------       -----------

Other Income (Expenses):

Net Interest                                   (675,195)         (368,561)
Gain (Loss) on Investment                       (31,518)         (239,800)
                                            -----------       -----------

Total Other Expenses                           (706,713)         (608,361)
                                            -----------       -----------

Net Loss                                    $(4,950,222)      $(1,723,367)
                                            ===========       ===========
===========================================================================


COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO THE PERIOD FROM JANUARY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998

     Revenue increased from $120,737 for the period ending December 31, 1998 to $1,212,363 for the year ending December 31, 1999. The increase is a result of our business moving from the start-up phase into an operational entity. Of revenue generated in 1999, revenue from wholesale sales over our VoIP network accounted for 80%. Additionally, as we expanded our network, we had more locations to offer existing customers. We expect our wholesale revenue to continue to grow, as we continue to expand our network into additional locations. Currently, we are expanding our "points of presence" in major markets to handle DS-3 traffic and above. The focus on the wholesale revenue is expected to give us the ability to grow our network and eventually begin to offer more on net locations when we enter the retail sector. This retail sector will primarily consist of corporate customers and various target and niche markets.

     To date all of our revenue has been earned in our voice telephony business. However, in November of 1999, we entered into several contractual agreements to provide Internet services over our network. See "Overview" and "Product and Services" section for a more detailed explanation of these services. We expect to continue to offer other value-added services utilizing our network in the future.

     Total direct costs increased from $252,194 to $2,043,399 for the period ending December 31, 1998 and for the year ending December 31, 1999, respectively. The increase of costs in the year ending December 31, 1999 over the period ending December 31, 1998 is a result of our business moving from the start-up phase into an operational entity. As we expand our network to DS-3 level service in each of our major markets, we expect network cost to increase by $50,000 per month. We have continued to purchase additional equipment to expand our VoIP network and direct costs have increased as a result. As we implement several of the new wholesale contracts, in the first quarter of fiscal year 2000, direct costs as a percentage of revenue are expected to decrease with J.D. Services, Inc., IDS Long Distance, Inc., Caprock Communication and General Communication Corporation.

     General and Administrative costs increased from $983,549 to $3,412,473 for the period ending December 31, 1998 and for the year ending December 31, 1999, respectively. As we continue to grow our network, expand our product offering and execute our business plan, we expect these expenses to continue to grow. The primary reason for this increase is the expense for marketing and costs of additional personnel. Also, the Company has hired several key individuals since August 1999 and incurred stock compensation expense in the amount of approximately $1,237,000 as a result. They will grow as a percentage of revenue for a period, until all necessary personnel and systems are in place to handle future revenue and support future products. Thereafter, we anticipate that general and administrative costs will decrease as a proportion of revenues.

     Depreciation and Amortization costs increased from $36,627 to $167,668 for the period ending December 31, 1998 and for the year ending December 31, 1999, respectively. It is anticipated depreciation for currently owned equipment in 2000 will be $200,000. Depreciation consists primarily of the depreciation of our VoIP gateways. We depreciate this network equipment over five years on a straight-line basis. It can be expected that depreciation will continue to increase as we continue to expand our network. Amortization consists of the amortization of the cost of two customer bases. In December of 1999, we sold these two bases to an affiliated company for forgiveness of a note and cash. We intend to acquire customer bases in the future that have synergies with our network and business plan. These synergies include profitability, location and type of customer.

     Net Interest expense increased from $368,561 to $675,195 for the period ending December 31, 1998 and for the year ending December 31, 1999, respectively. This increase is the result of the increase in the issuance of short-term notes, the commissions paid to broker-dealers for the sale of these notes and the cost of our financing for capital equipment.

     Gain (Loss) on Investment changed from $(239,800) to $(31,518) for the period ending December 31, 1998 and for the year ending December 31, 1999, respectively. In 1998 we incurred a loss of $239,800 of a write-down of an investment in Mezzanine Capital to $200. In 1999, these costs represent a loss of $31,518 incurred with a potential acquisition. We expect these gains (losses) to vary based on changes in the Company's business.

     Our Net Loss increased from $(1,723,367) to $(4,950,222) for the period ending December 31, 1998 and for the year ending December 31, 1999, respectively. This increase is due primarily to the continued expansion of our network and an increase in personnel and overhead. We expect continued and increasing losses as we continue to pursue our growth strategy.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception in January of 1998, we have financed our operations through a series of private placements of our Common Stock for $960,000 in net proceeds, and from the sale of $5.4 million, nine-month notes beginning in January 1998 through December 1999. As of December 31, 1999, we have a total of $3.7 million outstanding in these notes. In February of 2000 we completed a private placement from the sale of 1,200,000 shares of our restricted common stock for $5.1 million. Most of our equipment has been leased with our equipment vendors primarily through Cisco Systems, Inc.

     As of December 31, 1999 we had approximately $20,000 in cash and cash equivalents. Our operating activities generated negative cash flow of approximately $2,840,000 for the year ending December 31, 1999, compared to negative cash flow of approximately $1,146,000, for the period ending December 31, 1998. Cash used in investing activities was approximately $330,000 and $691,000 for the year ending December 31, 1999 and the period ending December 31, 1998, respectively. Our cash used in investing activities was principally for the purchase of telecommunications and Internet equipment. Our financing activities generated cash of approximately $3,182,000 and $1,844,000 for the year ending December 31, 1999 and the period ending December 31, 1998, respectively. The principal reason for the cash generated was a result of additional funding from the sale of notes and a common stock offering in 1999.

     Our future capital requirements will depend on numerous factors, including:

     *    market acceptance of our services;

     *    brand promotions;

     * the amount of resources we devote to the development of our current and future products; and

     *    the expansion of our in-house sales force and marketing our services.

     We may experience a substantial increase in our capital expenditures and lease arrangements consistent with the growth in our operations and adding additional Personnel. Our current cash flow from operations is not sufficient to meet our working capital and capital expenditure needs for at least the next 12 months and accordingly, we have obtained and will continue to seek additional financing. Accordingly, there can be no assurance that we will have sufficient capital to finance potential acquisitions or other growth oriented activities, and may issue additional equity securities, incur debt or obtain other financing. We have no other material capital commitments.

     In 1998 and 1999, we entered into various contracts for the purchase of network facilities. Our currently outstanding network costs will require us to expend approximately $220,000 per month in 2000, but we expect to increase network costs as we continue to expand.

     Additional commitments for the year 2000 are as follows:

     * repayment of indebtedness on the nine-month notes in the aggregated amount of $3.7 million;

     * leases on existing corporate offices, equipment and network facilities in the aggregate amount of $105,000;

     *    leases on new corporate offices in the aggregate amount of $72,000;

     * operating leases on existing equipment in the aggregate amount of $436,000;

     * operating leases on new equipment purchased in January 2000 of $372,000; and

     *    network expenditures in the aggregate amount of $2,600,000.

     The Company expects to fund these year 2000 commitments from cash from operations and from the funds raised in future private and public offerings. As of December 31, 1999, our working capital deficit is $5.1 million.

     In February 2000, the Company sold 1,200,000 shares of its Common Stock at $4.25 to 79 investors for a total of $5,100,000. The shares of Common Stock issued by the Company in connection with this offering are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act of 1933, as amended ("Act") and were issued pursuant to certain "private placement" exemptions under Section 4(2) and Rule 506 of Regulation D of the act, as promulgated by the Securities and Exchange Commission.

     In March of 2000 the Company entered into a letter of interest with Cisco Systems, Inc. for $28 million of financing. This is only a letter of interest and not a definitive Agreement. The funding would be used for the purchase of equipment and working capital and amortized over 5 years.

     The Company has no material capital commitments.

COMMITMENTS AND CONTINGENCIES

     We have entered into various Agreements with Service Providers, on an order by order basis, to lease bandwidth, purchase dedicated Internet access, lease local lines, and to rent space to locate our network equipment. These service orders range in term from month to month to five year agreements. Below is a schedule that details the significant terms of these commitments:

             MONTHLY
             PAYMENTS   TERM    CANCELLATION PENALTY        INITIAL ORDER
             --------   ----    --------------------        -------------

Sprint(TM)   $45,000    3 yr.   100% of year 1; 50% of      October 1998
 Commercial                     Year 2; 50% of year 3

Global       $35,000    2 yr.   $25,000 per month           August 1999
 Crossing                       commitment

E.Spire      $35,000    1-3 yr. Commitment for the total    August 1998
                                period for value of orders

Cox          $9,000     5 yr.   Commitment for full         January 1999
                                amount for entire period

Electric     $21,000    1 yr.   Commitment for full         July 1999
 Lightwave                      amount for the entire period

MCI          $11,000    1 yr.   Commitment for 50% of       Sept 1999
 WorldCom                       the remaining due

Level 3      $40,000    1 yr.   Commitment for total        August 1999
 Communications, Inc.           amount for the full term

Caprock      $5,000     1 yr.   Take or Pay Commitment      July 1999
 Communications

     In December of 1999, we terminated services with Sprint because of continual network failure. Management believes because of the quality of service with Sprint that we will be able to cancel the existing contracts. We are currently trying to negotiate a final settlement. We are in good standing with respect to all of our other commitments.

ITEM 7.   FINANCIAL STATEMENTS

     The Financial Statements set forth on pages F-1 to F-17 to this Report are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     In December 1999, we engaged the accounting service of Deloitte & Touche, LLP as our auditors for the fiscal year ending December 1999. Previously, Schvanevedt & Company were the Company's auditors and provided accounting services until their dismissal in December 1999. Schvanevedt & Company's report on the financial statements for the last year did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles except that their previous report included an explanatory paragraph concerning our ability to continue as a going concern. The decision to change auditors was unanimously approved by the Company's
Board of Directors in December 1999. There were no disagreements with Schvanevedt & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Schvanevedt & Company's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with their reports.

                                PART III

     The information required by Part III of Form 10-KSB (Items 9-12) is incorporated herein by reference to NetVoice's definitive Proxy Statement to be filed no later than April 17, 2000, in connection with the Annual Meeting of Shareholders to be held on May 19, 2000.

                                GLOSSARY

APPLET - A small application that performs a specific task within an operating system such as the calculator or calendar in a Microsoft Windows 97(TM) program.

BRAND EQUITY - The long-term value of a marketers brand in the marketplace (which usually occurs when customers see the brand as more than the sum of elements in the package).

CIRCUIT SWITCHING - The process of setting up and keeping a circuit open between two or more users, such that the users have exclusive and full use of the circuit until the connection is released.

COMMUNICATIONS APPLICATIONS BROWSER ("CAB") - A software application, loaded onto a computer that allows users to locate and retrieve data over the Internet and to make phone calls and send and retrieve voice, text and fax messages while browsing the World Wide Web.

DATA PACKETS - The method which information is transferred through electronic media. Information is transformed into data packets, traversed across the electronic medium and at the destination is reassembled into the original information.

DS-3 - Digital Service, level 3 is a high-speed equivalent of 28 T-1 channels and operating at 44.736 Mbps. Also called T-3.

FILTERING - The ability to limit the type of information available via the World Wide Web. A filtering device is typically used to filter objectionable information, profanity or pornography.

INTEGRATED VOICE AND DATA is the combination of voice and data signals transmitted via a single channel.

INTERNET - Several large computer networks containing information on a variety of subjects joined together over high speed data links allowing the free flow of information across the data links.

ISP - Internet Service Provider is an entity which provides Internet access to its customers typically for a fee.

LAN/WAN - Local Area Network/Wide Area Network. is a short distance data communications network used to link together computers and peripheral devices under some form of standard control. A Wide Area Network uses common-carrier provided lines that cover an extended geographical area. In contrast with LAN, this network uses links provided by local telephone companies and usually connects disparate sites.

LATAS AND INTERLATA SERVICES - Local Access and Transport Area is one of 161 local geographical areas in the US within which a local telephone company may offer telecommunications services - local or long distance. Inter LATA - Telecommunications services that originate in one and terminate in another Local Area Transport Area.

LEMs - Law Enforcement Management Systems are proprietary software application developed and maintained by Security Telcom used to manage systems and information for jails and correctional facilities.

NOC - Networks Operation Centers are organization and systems responsible for the day-to-day care and management of a network.

NTVT - The Company's bulletin board trading symbol.

POINTS OF PRESENCE ("POPs") - are physical places within a LATA where a long distance carrier, ISP or other provider interfaces with the network of the local exchange carrier.

PSTN - Public Switched Telephone Network is a name which refers to a public phone company.

RBOCs - The Regional Bell Operating companies are seven RBOCs which split out of the old AT&T/Bell System by the FCC upon divestiture of the Bell Operating Companies.

REAL-TIME is a term used to describe no perceived delay in transmission of information between the actual event and the transmission of the event or information related to the event.

ROUTING is the process of selecting the correct circuit path for a message throughout a network to specific geographical locations.

SWITCHED CARRIERS are the traditional long distance carriers using the PSTN like AT&T, MCI, etc.

TELEPHONY is the science of transmitting voice, data, video or image signals over a distance via a network of a communication conduit, typically copper or fiber and hardware used to route signals.

TUNNELING is to temporarily change the destination of a packet in order to traverse one or more routers that are incapable of routing to the real destination.

UNIFIED MESSAGING is a telecommunications application that allows the user to retrieve a variety of messaging mediums, i.e. Voicemail, e-mail and fax from one unified box. Messages can be retrieved via phone or e-mail.

VoIP NETWORK is the Voice over Internet Protocol Network. It is a communications network utilizing Internet Protocol technology in the delivery of voice and data transmissions. Internet Protocol technology uses packet switching to deliver voice and rata rather than the traditional method of circuit switching.

www.netvoice.net is the NetVoice Technologies Corporation URL.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

     (a)(1)(2) The following documents are filed as a part of this Form 10-KSB

                    Exhibits required to be filed are listed below and, except where incorporated by reference, immediately follow the Financial Statements.

     (a) (3)        Exhibits:

Exhibit
Number    Description
------    -----------

3.1       Articles of Incorporation of Eastco, Inc. dated June 16, 1977(1)

3.2 Certificate of Amendment of Articles of Incorporation of Eastco, Inc. dated December 8, 1997(1)

3.3 Certificate of Amendment of Articles of Incorporation of Blue Pines, Inc. dated August 11, 1998(1)

3.4       Bylaws of NetVoice Technologies Corporation(1)

3.5       Amendments to Bylaws of NetVoice Technologies Corporation(1)

3.6       Certificate of Correction(1)

3.7 Second Amended and Restated Articles of Incorporation of NetVoice Technologies Corporation(1)

10.1      Agreement and Plan of Reorganization(1)

10.2 Memorandum of Understanding between NetVoice Technologies, Inc. and MultiCom Services(1)

10.3 Memorandum of Understanding between NetVoice Technologies, Inc. and Diversified Data Distributors(1)

10.4 Agreement between NetVoice Technologies, Inc. and Interwest Transfer Co., Inc.(1)

10.5 Broker Agreement between NetVoice Technologies, Inc. and Unlimited Tech, Inc.(1)

10.6 Carrier Service Agreement between NetVoice Technologies, Inc. and IDT Corporation(1)

10.7 Carrier Service Agreement between NetVoice Technologies, Inc. and IDS Long Distance, Inc.(1)

10.8 Carrier Service Agreement between NetVoice Technologies, Inc. and Intercomm Americas, Inc.(1)

10.9      Internet Telephony Service Agreement between NetVoice
          Technologies, Inc. and Intercomm Americas, Inc.(1)

10.10 Carrier Service Agreement between NetVoice Technologies, Inc. and JD Services, Incorporated(1)

10.11 Carrier Service Agreement between NetVoice Technologies, Inc. and SuperNet(1)

10.12 Carrier Service Agreement between NetVoice Technologies, Inc. and ValuLine, Inc.(1)

10.13     Telecommunications Service Agreement between NetVoice
          Technologies, Inc. and Brooks Fiber Communications(1)

10.14 Carrier Service Agreement between NetVoice Technologies, Inc. and CapRock Communications(1)

10.15     Letter of Agreement between NetVoice Technologies
          Corporation and Duncan & Hill, LLC(1)

10.16     Agreement between NetVoice Technologies, Inc. and Frontier
          Communications(1)

10.17 Agreement between NetVoice Technologies, Inc. and Electric Lightwave, Inc.(1)

10.18     Agreement between NetVoice Technologies, Inc. and GTE
          Internetworking(1)

10.19     Software License and Support Agreement between NetVoice
          Technologies, Inc. and Portal Software, Inc.(1)

10.20 Master Lease Agreement between NetVoice Technologies, Inc. and Sunrise Leasing Corporation (Cisco Systems)(1)

10.21 Addendum to Master Lease Agreement (AA) between NetVoice Technologies, Inc. and Sunrise Leasing Corporation (Cisco Systems)(1)

10.22 Addendum to Master Lease Agreement (AB) between NetVoice Technologies, Inc. and Cisco Systems Capital Corporation(1)

10.23 Addendum to Master Lease Agreement (AC) between NetVoice Technologies, Inc. and Sunrise Leasing Corporation (Cisco Systems)(1)

10.24 Addendum to Master Lease Agreement (AD) between NetVoice Technologies, Inc. and Sunrise Leasing Corporation (Cisco Systems)(1)

10.25 Addendum to Master Lease Assignment (AE) between NetVoice Technologies, Inc. and Sunrise Leasing Corporation (Cisco Systems)(1)

10.26 Addendum to Master Lease Agreement (AF) between NetVoice Technologies, Inc. and Sunrise Leasing Corporation (Cisco Systems)(1)

10.27     Lease Agreement between NetVoice Technologies, LLC and
          Inter-Tel Leasing, Inc.(1)

10.28 Network Agreement between NetVoice Technologies, Inc. and Inter-Tel.net, Inc.(1)

10.29     Master Services Agreement with Signup Server, Inc.(1)

10.30     Office Lease and First Amendment thereto(1)

10.31     Employment Agreement with Jeff Rothell(1)

10.32     Employment Agreement with Garth Cook(1)

21        Subsidiaries of the Company

27        Financial Data Schedule
_____________
(1) Incorporated by reference to Registration Statement on Form 10SB dated January 17, 2000 (Commission File No. 0-29025).

     (b) During the quarter ended December 31, 1999, no Current Reports on Form 8-K were filed by the Company.

                  NetVoice Technologies Corporation and Subsidiaries

                         Index to Financial Statements


                                                                        Page
                                                                        ----

Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . F-2

Predecessor Auditors' Report . . . . . . . . . . . . . . . . . . . . . . F-3

Consolidated Balance Sheets for December 31, 1999 and 1998 (Restated). . F-4

Consolidated Statement of Operations for the year ended
  December 31, 1999 and the period from January 7, 1998 (date of inception) to December 31, 1998 (Restated) . . . . . . . . . . . . . . F-5

Consolidated Statements of Stockholders' Deficit for the year ended
  December 31, 1999 and the period from January 7, 1998 (date of inception) to December 31, 1998 (Restated) . . . . . . . . . . . . . . F-6

Consolidated Statements of Cash Flow for the year ended
  December 31, 1999 and the period from January 7, 1998 (date of inception) to December 31, 1998. . . . . . . . . . . . . . . . . . . . F-7

Notes to Consolidated Financial Statements . . . . . . . . . . . . . .F-8 - F-17

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of NetVoice Technologies Corporation:

We have audited the accompanying consolidated balance sheet of NetVoice Technologies Corporation (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. As described in Note 12 to the consolidated financial statements, subsequent to the issuance of the report of the other auditors, the consolidated financial statements of the Company for the period from January 7, 1998 (date of inception) to December 31, 1998, were restated.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE, LLP

Dallas, Texas
March 14, 2000

                      Independent Auditor's Report
                   -----------------------------------

Board of Directors
NetVoice Technologies Corporation
(A Development Stage Company)

I have audited the accompanying consolidated balance sheets of NetVoice Technologies Corporation, (a development stage company), as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the period January 7, 1998 (Inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these
financial statements based on my audit.   As described in Note #12, to the
financial statements, subsequent to the issuance of the report the financial statements of the Company for the period January 7, 1998 (date of inception) to December 31, 1998, were restated.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall consolidated financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of NetVoice Technologies Corporation, (a development stage company), as of December 31, 1998, and the results of its operations and its cash flows for the period January 7, 1998 (Inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming NetVoice Technologies Corporation, (a development stage company), will continue as a going concern. As discussed in Note #10 to the consolidated financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                              /s/ SCHVANEVELDT & COMPANY

Salt Lake City, Utah
December 15, 1999

NETVOICE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998(RESTATED)
-------------------------------------------------------------------------------------------------
                                                                                        1998
                                                                                    (AS RESTATED,
ASSETS                                                                  1999           NOTE 12)

CURRENT ASSETS:
   Cash and cash equivalents                                        $    20,085      $     7,990
   Restricted cash and cash equivalents                                                  167,100
   Accounts receivable - trade                                          190,733           75,068
   Prepaid expenses                                                      86,505            6,063
                                                                    -----------      -----------

         Total current assets                                           297,323          256,221

PROPERTY AND EQUIPMENT, NET                                             860,534          495,376

OTHER ASSETS                                                            300,787          174,074
                                                                    -----------      -----------

TOTAL                                                               $ 1,458,644      $   925,671
                                                                    ===========      ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                 $ 1,519,154      $   426,161
   Accrued expenses                                                     180,082           63,568
   Current portion of notes payable and capital lease obligations     3,659,905        1,834,309
   Unearned revenue                                                      30,000
                                                                    -----------      -----------

         Total current liabilities                                    5,389,141        2,324,038

LONG-TERM DEBT, LESS CURRENT PORTION                                    223,056
                                                                    -----------      -----------

         Total liabilities                                            5,612,197        2,324,038

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT:
   Preferred stock; 50,000,000 shares authorized at $0.001 par value, none issued
   Common stock, 200,000,000 shares authorized at $0.005 par value;
      10,741,600 and 8,990,100 shares issued and outstanding,
      respectively                                                        5,371            4,495
   Paid-in capital                                                    2,881,479          320,505
   Unearned compensation                                               (366,814)
   Accumulated deficit                                               (6,673,589)      (1,723,367)
                                                                    -----------      -----------

         Total stockholders' deficit                                 (4,153,553)      (1,398,367)
                                                                    -----------      -----------

TOTAL                                                               $ 1,458,644      $   925,671
                                                                    ===========      ===========

See notes to consolidated financial statements.

NETVOICE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1999, AND
PERIOD FROM JANUARY 7, 1998 (DATE OF INCEPTION) TO
DECEMBER 31, 1998 (RESTATED)
-------------------------------------------------------------------------------------------------
                                                                        1999            1998
                                                                                    (AS RESTATED,
                                                                                       NOTE 12)

REVENUES                                                            $ 1,212,363      $   120,737

EXPENSES:
   Direct expenses                                                    2,043,399          252,194
   General and administrative expenses                                3,412,473          983,549
                                                                    -----------      -----------

         Total expenses                                               5,455,872        1,235,743
                                                                    -----------      -----------

NET OPERATING LOSS                                                   (4,243,509)      (1,115,006)

OTHER INCOME (EXPENSE):
   Interest income                                                        4,316            3,540
   Interest expense                                                    (679,511)        (372,101)
   Loss on investments                                                  (31,518)        (239,800)
                                                                    -----------      -----------

         Total other expense                                           (706,713)        (608,361)
                                                                    -----------      -----------

NET LOSS                                                            $(4,950,222)     $(1,723,367)
                                                                    ===========      ===========

BASIC AND DILUTED LOSS PER SHARE                                    $     (0.48)     $     (0.24)
                                                                    ===========      ===========

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING                10,404,446        7,246,064
                                                                    ===========      ===========


See notes to consolidated financial statements.

NETVOICE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEAR ENDED DECEMBER 31, 1999, AND
PERIOD FROM JANUARY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998 (RESTATED)
--------------------------------------------------------------------------------------------------------------------
                                               COMMON STOCK
                                          --------------------
                                                                PAID-IN      UNEARNED    ACCUMULATED
                                           SHARES      AMOUNT   CAPITAL    COMPENSATION    DEFICIT       TOTAL

BALANCE, JANUARY 7, 1998  (DATE OF
  INCEPTION)                                     -     $  -    $      -     $      -     $       -     $       -

  Shares issued to incorporators           6,000,000    3,000       7,000                                   10,000

  Shares issued for "reverse acquisition"
    of Blue Pine, Inc.                     1,990,100      995        (995)                                     -

  Shares issued for investment in Mezzanine
    Capital, Ltd. at $.60 per share          400,000      200     239,800                                  240,000

  Shares issued for services                 600,000      300      74,700                                   75,000

  Net loss                                                                                (1,723,367)   (1,723,367)
                                          ----------   ------  ----------   ----------   -----------   -----------

BALANCE, DECEMBER 31, 1998 (AS
  RESTATED, NOTE 12)                       8,990,100    4,495     320,505          -      (1,723,367)   (1,398,367)

  Restricted shares issued (1,055,000
    shares) and granted (1,475,000 shares)
    to officers, directors and employees   1,055,000      528   1,602,882   (1,603,350)                        -

  Shares sold as part of private placement
    memorandum at $1.00 per share, net of
    issuance costs                           986,500      493     958,007                                  958,500

  Canceled stock                            (290,000)    (145)        145                                      -

  Amortization of unearned compensation                                      1,236,536                   1,236,536

  Net loss                                                                                 (4,950,222)   (4,950,222)
                                          ----------   ------  ----------   ----------    -----------   -----------

BALANCE, DECEMBER 31, 1999                10,741,600   $5,371  $2,881,479   $ (366,814)   $(6,673,589)  $(4,153,553)
                                          ==========   ======  ==========   ==========    ===========   ===========


See notes to consolidated financial statements.

NETVOICE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1999, AND
PERIOD FROM JANUARY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998
(RESTATED)
-------------------------------------------------------------------------------------------------
                                                                        1999            1998
                                                                                    (AS RESTATED,
                                                                                       NOTE 12)

OPERATING ACTIVITIES:
  Net loss                                                          $(4,950,222)     $(1,723,367)
   Adjustments to reconcile net loss to net cash used in operating activities:
    (Gain) loss on investments and sale of customer lists               (48,994)         239,800
    Depreciation and amortization                                       167,668           36,627
    Expenses paid by stock in lieu of cash                                                75,000
    Stock issued to employees, officers and directors                 1,236,536
    Changes in operating assets and liabilities:
      Accounts receivable                                              (115,665)         (75,068)
      Prepaid expenses                                                  (80,442)          (6,063)
      Accounts payable                                                1,092,993          426,161
      Accrued expenses                                                  116,514           63,568
      Unearned revenue                                                   30,000
      Other assets                                                     (288,380)        (182,208)
                                                                    -----------      -----------

       Net cash used in operating activities                         (2,839,992)      (1,145,550)
                                                                    -----------      -----------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                   (462,129)        (523,669)
  Decrease (increase) in restricted cash and cash equivalents           167,100         (167,100)
  Purchase of investments                                               (35,036)
                                                                    -----------      -----------

       Net cash used in investing activities                           (330,065)        (690,769)
                                                                    -----------      -----------

FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                                958,500           10,000
  Proceeds from long-term debt                                        3,892,989        2,039,309
  Payments on long-term debt                                         (1,669,337)        (205,000)
                                                                    -----------      -----------

       Net cash provided by financial activities                      3,182,152        1,844,309
                                                                    -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                    12,095            7,990

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                         7,990
                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                         $    20,085      $     7,990
                                                                    ===========      ===========

SUPPLEMENTAL DISCLOSURES - Interest paid                            $   368,774      $   372,101
                                                                    ===========      ===========

NONCASH TRANSACTIONS:
  Issued 400,000 shares of common stock to acquire 40,000 shares
  of Mezzanine Capital, Ltd.                                        $       -        $   240,000
                                                                    ===========      ===========

  Issued 600,000 shares of common stock for services                $       -        $    75,000
                                                                    ===========      ===========

  Issued 1,055,000 compensatory shares to officers, directors
  and employees                                                     $ 1,602,822      $       -
                                                                    ===========      ===========

  Assets acquired through capital leases                            $    31,631      $       -
                                                                    ===========      ===========

  Forgiveness of debt in exchange for customer lists                $   175,000      $       -
                                                                    ===========      ===========


See notes to consolidated financial statements.

NETVOICE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1999, AND
PERIOD FROM JANUARY 7, 1998 (DATE OF INCEPTION) TO
DECEMBER 31, 1998 (RESTATED)
-------------------------------------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION - NetVoice Technologies Corporation (the "Company") is the successor company to NetVoice Technologies, LLC ("NVT, LLC"), a Texas limited liability company that began operations on January 7, 1998. NVT, LLC was formed for the purpose of developing, acquiring and operating telephone communication facilities and networks that were intended to transmit voice over the Internet utilizing conventional and Internet technologies. NVT, LLC was reincorporated in Nevada on June 30, 1998, as NetVoice Technologies, Inc. ("NVT, Inc.").

     On August 13, 1998, NVT, Inc. concluded a reverse acquisition of Blue Pines, Inc. in which Blue Pines, Inc. issued 6,000,000 shares of common stock in exchange for all of the outstanding shares of common stock of NVT, Inc. As a result of the reverse acquisition, NVT, Inc. became a wholly owned subsidiary of Blue Pines, Inc., and the six former stockholders of NVT, Inc. became the holders of approximately 75% of the outstanding shares of common stock of the Company. The remaining 25% of the shares were owned by the original non-affiliated stockholders of Blue Pines, Inc. On August 11, 1998, Blue Pines, Inc. changed its name to NetVoice Technologies Corporation. The value of assets that NVT, Inc. acquired as a result of the reverse acquisition was negligible because Blue Pines, Inc. was an inactive shell at the time of the reverse acquisition. There was no prior affiliation between the parties.

     NetLD.com, Inc. was incorporated in the State of Nevada as a wholly owned subsidiary of the Company on October 14, 1999. This corporation was initially formed for the purpose of conducting the traditional long distance telephone services of the Company. Currently, there has been no activity in this subsidiary, and it is not anticipated that traditional long distance will be pursued as part of the business model. The Company may disband this entity or use it for other corporate purposes.

     RISKS AND UNCERTAINTIES - The Company has experienced cumulative operating losses, and its operations are subject to certain risks and uncertainties, including, among others, risks associated with technology and regulatory trends, evolving industry standards, growth and acquisitions, actual and prospective competition by entities with greater financial and other resources, the development of the Internet market and the need for additional capital.

     REVENUES AND EXPENSES RECOGNITION POLICY - Revenues and expenses are recognized in the period when the services are provided to the customer.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     CASH AND CASH EQUIVALENTS - The Company considers all short-term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents.

     PROPERTY AND EQUIPMENT - The cost of property and equipment is depreciated over the estimated useful lives of the related assets. Depreciation and amortization are computed on the straight-line method. The following is a summary of useful lives of the major categories of property and equipment:

          Furniture and equipment                      3 to 10 years
          Computer and telephone equipment             3 to 10 years

     INCOME TAXES - The Company and its subsidiaries file a consolidated tax return. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company periodically evaluates the collectibility of deferred tax assets and provides a valuation allowance for the portion of such assets not considered likely of realization.

     EARNINGS PER SHARE - Basic earnings per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share, no diluted earnings per share is presented. At December 31, 1999 and 1998, the Company had 3,347,500 and 1,872,500,
     respectively, of contingently issuable shares of common stock that were not included in the Company's earnings per share calculation.

     COMPREHENSIVE INCOME - The Company has no elements of comprehensive income.

     SEGMENTS - The Company is in a single-market segment.

     LONG-LIVED ASSETS - Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that they be stated at the lower of the expected net realizable value or cost. The carrying value of long-lived assets is periodically reviewed to determine whether impairment exists. The review is based on comparing the carrying amount of the assets to the undiscounted estimated cash flows over the remaining useful lives. No impairment is indicated as of December 31, 1999.

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes standards for accounting and reporting for derivative instruments. It requires entities to record all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and on the type of hedge transaction. The portion of all hedges not effective in achieving offsetting changes in fair value is recognized in earnings. SFAS No. 133, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not completed an evaluation of the impact of the provisions of this statement on the Company's financial statements.

     RECLASSIFICATIONS - Certain reclassifications have been made in the prior year's financial statements in order to conform to the classifications used in the current year.

2.   PROPERTY AND EQUIPMENT

     Property and equipment at December 31 consisted of the following:

                                                                     1999            1998
       Furniture and equipment                                  $    10,033     $     8,160
       Computer and telephone equipment                             975,765         515,509
                                                                -----------     -----------

             Total cost                                             985,798         523,669

       Less accumulated depreciation                               (125,264)        (28,293)
                                                                -----------     -----------

                                                                $   806,534     $   495,376
                                                                ===========     ===========

3.   OTHER ASSETS

     Other assets at December 31 consisted of the following:

                                                                     1999            1998
       Vendor security deposits                                 $   300,587     $    72,208
       Investments                                                      200             200
       Customer lists, net                                                          101,666
                                                                -----------     -----------

                                                                $   300,787     $   174,074
                                                                ===========     ===========

     The customer list was amortized on a straight-line basis over two years. For the year ended December 31, 1999, and the period from January 7, 1998 (date of inception) to December 31, 1998, amortization expense was $70,696 and $8,529, respectively (see Note 8).

     Investments consist of 40,000 shares of common stock of Mezzanine Capital, Ltd. ("Mezzanine"), a Bermuda corporation. The stock of Mezzanine is trading on the Bermuda exchange. At December 31, 1998, the Company wrote the investment down because there had been no trading activity in the stock and its market value was permanently impaired.

4.   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     Notes payable and capital lease obligations at December 31 consisted of the following:

                                                                     1999            1998
       Notes payable                                            $ 3,651,932     $ 1,669,337

       Loans from stockholders, no interest rate, maturing from
       October 2004 to December 2004                                206,672         164,972

       Capital lease obligations, with interest rates of 15%
       to 15.3%, maturing August 2003                                24,357
                                                                -----------     -----------

                                                                  3,882,961       1,834,309

       Less current portion of long-term debt                    (3,659,905)     (1,834,309)
                                                                -----------     -----------

                                                                $   223,056     $       -
                                                                ===========     ===========

     Future minimum lease payments for capital lease obligations at December 31, 1999, are as follows:

       Year ended December 31:
         2000                                                                   $11,127
         2001                                                                    11,127
         2002                                                                     5,615
         2003                                                                     2,256
                                                                                -------

       Total                                                                     30,125

       Less interest of capital lease obligations                                (5,768)
                                                                                -------

       Present value of net minimum capital lease payments                      $24,357
                                                                                =======

     The aggregate future maturities of long-term debt, excluding capital lease obligations, are as follows:

       Year ended December 31:
         2000                                                                   $3,651,932
         2001
         2002
         2003
         2004                                                                      206,672
                                                                                ----------

                                                                                $3,858,604
                                                                                ==========

     Notes payable are secured by a security interest in revenues from contracts, equipment and a cash reserve equal to 10% of total notes payable. The notes bear a fixed rate of interest at a rate of 13.35% per annum, payable on the first day of each quarter during the term. All principal and unpaid accrued interest is due and payable nine months from issuance. The notes are due from January 2000 to September 2000. The note holder has the right to extend the terms of the notes for an additional nine months at the same terms.

     The aggregated principal amount of the notes that may be delivered under the Indenture Agreement is limited to $5,000,000, of which $3,651,932 has been issued through December 31, 1999. At December 31, 1999, the Company was not in compliance with its debt covenants; however, subsequently, the Company received a waiver for its noncompliance.

5.   INCOME TAXES

     From January 7, 1998 (date of inception) to June 30, 1998, the
     Company operated as an LLC. On June 30, 1998, the Company filed Articles of Incorporation in the State of Nevada and continued its business activities as a corporation. For income tax purposes, the Company has filed a partnership return for the period when it operated as an LLC and a corporate tax return will be filed thereafter.

     The Company has net operating losses to carry forward for future tax purposes, as follows:

               YEAR                      AMOUNT            EXPIRATION
              OF LOSS                   OF LOSS              DATE

               1998                    $1,156,628            2018
               1999                     4,022,882            2019

     Net deferred taxes in the accompanying consolidated balance sheets include the following components as of December 31:

                                                                     1999            1998
       Deferred tax asset:
         Net operating loss carryforward                        $ 1,968,213     $   439,519
         Miscellaneous tax asset items                               91,124          93,668
                                                                -----------     -----------

         Total deferred tax asset                                 2,059,337         533,187

         Valuation allowance                                     (2,059,337)       (533,187)
                                                                -----------     -----------

       Net deferred tax asset                                   $       -       $       -
                                                                ===========     ===========

     The Company annually evaluates the recoverability of the deferred tax asset and adjusts the valuation allowance for the portion of such asset not considered likely to be realized.

     A reconciliation of income taxes computed at the U.S. federal statutory tax rate to the provision for income tax is as follows as of December 31:

                                                            1999                    1998
                                                 ------------------------- ----------------------
       Income tax benefit at U.S. federal
         statutory rates                          $(1,559,846)   (34.00)%   $(585,945)   (34.00)%
       State tax benefit                             (183,511)    (4.00)      (68,935)     0.04
       Other, primarily permanent differences         217,206      4.70       121,692      7.06
       Valuation allowance                          1,526,151     33.30       533,187     26.98
                                                  -----------    ------     ---------    ------

                                                  $       -        0.00 %   $     -        0.00 %
                                                  ===========    ======     =========    ======

6.   STOCKHOLDERS' EQUITY

     PREFERRED STOCK - The Company is authorized to issue 50,000,000 shares of preferred stock with a par value of $0.001 per share in one or more series as may be determined by the Board of Directors. The Board of Directors may fix the designation, power, preference and relative rights of the shares of each series and any qualifications, limitations or restrictions thereof, and increase or decrease the number of shares of any series without stockholders' approval or action by the stockholders. The Board of Directors may authorize, without stockholders' approval, the issuance of preferred stock with voting rights and conversion rights that could adversely affect the voting power and other rights of the common stock.

     COMMON STOCK - The total authorized stock of the Company is 200,000,000 shares of common stock, with a par value of $.0005. All stocks when issued shall be deemed fully paid and nonassessable. No cumulative voting on any matter to which stockholders shall be entitled to vote shall be allowed for any purpose. Stockholders have no preemptive rights to acquire unissued shares of stock of the Company.

     During 1998, the Company issued 400,000 shares of common stock to acquire 40,000 shares of Mezzanine, a Bermuda corporation (see Note 3).

     During 1998, the Company issued 600,000 shares of common stock to two providers of promotional services. The value of the services provided was $75,000, which was expensed.

     STOCK SPLIT - In February 2000, the Company declared a 2-for-1 stock split of all outstanding shares for all stockholders of record as of March 14, 2000. Retroactive effect has been given to the stock split in stockholders' equity accounts as of December 31, 1999 and 1998, and in all share and per-share data in the accompanying financial statements.

     STOCK-BASED COMPENSATION - In January 1999, the Company issued 740,000 shares of stock to directors and certain employees. At the time the shares were issued, there was no market in the Company's stock. The Company valued the shares at $.195 per share, and compensation expense of $145,000 was recorded in the Company's financial statements. The stock vested immediately. All certificates bear "restricted" legends prohibiting their transfer.

     From August to November 1999, the Company issued 315,500 shares of stock to officers and certain employees. The Company valued the shares between $.73 and $1.62 per share, and compensation expense of $257,150 was recorded in the Company's financial statements. The stock vested immediately. All certificates bear "restricted" legends prohibiting their transfer.

     From August to November 1999, the Company reserved to be issued 1,475,000 shares of stock to officers and certain employees. The Company valued the shares between $.73 and $1.73 per share, depending on the date of grant. The stock vests based upon continued employment over a period of approximately 18 months. The Company recorded $1,201,200 as unearned compensation on date of grant, of which $834,386 was amortized as compensation expense in the year ended December 31, 1999, and the remainder is to be recognized on a straight-line basis over the vesting period. All certificates bear "restricted" legends prohibiting their transfer.

     The following is the vesting schedule for the granted shares:

       882,500 shares to vest in the first calendar quarter of 2000 177,500 shares to vest in the second calendar quarter of 2000 177,500 shares to vest in the third calendar quarter of 2000 42,500 shares to vest in the fourth calendar quarter of 2000 195,000 shares to vest in the first calendar quarter of 2001

     The grant of options with no exercise price is accounted for as a grant of restricted shares.

     CANCELED STOCK - In February 1999, one of the original stockholders of the Company returned 290,000 shares to the Company. The shares were forfeited because of the lack of effort the individual could devote to Company matters. The Company canceled the shares upon receipt.

     PRIVATE PLACEMENT - In March and April 1999, the Company issued 986,500 shares of common stock at $1.00 in a private placement.

7.   STOCK-BASED COMPENSATION

     Effective January 25, 1999, the Board approved the adoption of a stock option plan to be administered by a committee. Each option is exercisable in accordance with certain price restrictions and were vested on the date of grant. During 1999, 1,872,500 options were granted at an exercise price of $.50 per share, the estimated fair value of the underlying stock at the date of grant. As of December 1999, all 1,872,500 options were vested and exercisable.

     The Company applies the provisions of APB No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan, since the exercise price of the Company's stock option grants was the estimated fair market value of the underlying stock on the date of the grant. Had compensation costs for the stock option plan been determined based on the fair value at the grant date consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss for 1999 would not have been significantly adjusted. The weighted average remaining life of these options is four years.

8.   RELATED PARTY TRANSACTIONS

     In October 1998, the Company purchased a customer list for $110,000 in cash. The list was used by the Company in its long distance and other marketing efforts, and the Company estimated its useful life as two years. The Company recognized $8,334 as amortization expense in 1998. In June 1999, the Company purchased an additional customer list for $60,000 in cash from Quantum Network Services, Inc. ("Quantum") with an estimated useful life of two years. The President of Quantum, the seller of the customer lists, is also a member of the Board of Directors of the Company. In December 1999, the Company sold the customer lists to Nationwide Hospitality, a company also owned by a member of the Board of Directors of the Company, for $175,000 in the form of a settlement of a note payable of the same amount, recognizing a gain of $80,512 on the transaction.

     As of December 31, 1999 and 1998, the Company had loans payable to stockholders in the amounts of $206,672 and $164,972, respectively. These notes include no interest rate and have maturity dates from October through December 2004.

9.   COMMITMENTS AND CONTINGENCIES

     LEGAL - The Company is not currently subject to any legal proceedings that management believes will have a material impact on the Company's financial position or results of operations.

     The legal acquirer was involved in the gold mining industry; the extent of its mining activity was to acquire a mineral lease, which was subsequently abandoned due to lack of lease payments and exploration activity. The applicable statute of limitations has not expired, and no claims have been made against Blue Pines, Inc. The Company believes it unlikely that any contingent claims will be made against the Company.

     AGREEMENTS AND COMMITMENTS - The Company has entered into various agreements with service providers, on an order-by-order basis, to lease bandwidth, purchase dedicated Internet access, lease local lines and rent space to locate its network equipment. These service orders range in term from month-to-month to five-year agreements. Below is a schedule that details the significant terms of these commitments:

                        MONTHLY                 CANCELLATION              INITIAL
                        PAYMENTS    TERM           PENALTY                 ORDER

Sprint(TM) Commercial   $45,000    3 years   100% of year 1; 50% of      October 1998
 ("Sprint")                                  Year 2; 50% of year 3

Global Crossing          35,000    2 years   $25,000-per-month of the    August 1999
                                             remaining commitment

E.Spire                  35,000    1-3 years Commitment for the total    August 1998
                                             period for value of orders

Cox                       9,000     5 years  Commitment for full         January 1999
                                             amount for entire period

Electric Lightwave       21,000     1 year   Commitment for full           July 1999
                                             amount for the entire period

MCI WorldCom             11,000     1 year   Commitment for 50% of       September 1999
                                             the remaining amount due

Level 3 Communications   40,000     1 year   Commitment for total        August 1999
 Inc.                                        amount for the full term

Caprock Communications    5,000     1 year   Take-or-pay Commitment        July 1999

     In December 1999, the Company terminated services with Sprint because of network problems. Management believes, because of the quality of service with Sprint, that the Company will be able to cancel the existing contracts. The Company is currently trying to negotiate a final settlement. The Company is in good standing with respect to all of its other commitments.

     OPERATING LEASES - The Company conducts its operations in leased facilities and has entered into leases for office space and equipment. The future minimum lease payments under these operating leases as of December 31, 1999, are as follows:

       Years ending December 31:
         2000                                                                   $536,590
         2001                                                                    204,314
         2002                                                                     40,281
                                                                                --------

       Total                                                                    $781,185
                                                                                ========

     The Company recorded operating lease expense of $44,035 and $27,372 in 1999 and 1998, respectively.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                    DECEMBER 31, 1999       DECEMBER 31, 1998
                                                 ----------------------- -----------------------
                                                   CARRYING   ESTIMATED   CARRYING    ESTIMATED
                                                    AMOUNT    FAIR VALUE   AMOUNT     FAIR VALUE
       Assets:
         Cash and cash equivalents                $   20,085  $   20,085  $    7,990  $    7,990
         Accounts receivable - trade                 190,733     190,733      75,068      75,068
       Liabilities:
         Accounts payable                          1,519,154   1,519,154     426,161     426,161
         Long-term debt                            3,858,604   3,382,233   1,834,309   1,607,851

     CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE
     - The carrying amounts of these items are a reasonable estimate of their fair value.

     LONG-TERM DEBT - The fair values of long-term debt are estimated based on interest rates that are currently available to the Company for the issuance of debt with similar terms and remaining maturities.

     The fair value estimates are based on pertinent information available to management as of December 31, 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented.

11.  SUBSEQUENT EVENTS

     Filing of Form 10-SB - In January 2000, the Company filed Form 10-SB with the Securities and Exchange Commission ("SEC") under Section 12(b) or (g) of the Securities Exchange Act of 1934 in order to register its common stock. The registration statement has not been declared effective as of March 10, 2000.

     PRIVATE PLACEMENT MEMORANDUM - In February 2000, the Company effected a private placement of 600,000 shares of its common stock for $5,100,000. Subscribers may not sell, transfer or otherwise dispose of the shares unless it is in compliance with Rule 144 of the Securities Act of 1933.

     FACILITY WITH CISCO SYSTEMS CAPITAL CORPORATION - In February 2000, the Company entered into a letter of intent for a $28 million credit facility with Cisco Systems, divided into three tranches. Tranche A provides $20 million for the purchase of Cisco Systems networking hardware; Tranche B provides $5 million for the soft costs associated with the network; and Tranche C provides $3 million to be used for working capital purposes exclusive of acquisitions. The applicable interest rate is London Interbank Offered Rate ("LIBOR") plus 5.50% per annum, calculated on a 360-day year for actual days elapsed, and accrued from the date of initial funding. After two consecutive quarters of positive earnings before income taxes, depreciation and amortization ("EBITDA"), the interest rate will be based on a sliding scale over LIBOR with a margin range from 4.00% to 5.25%. The final maturity date for all debt is five years from the closing date of the facility agreement, or February 25, 2005. The agreement also gives Cisco Systems warrants to purchase 2.5% of the Company's common stock for $11.25 per share. The warrants will be exercisable for five years from the date of issuance.

12.  RESTATEMENT

     Subsequent to the issuance of the Company's 1998 financial statements for the period from January 7, 1998 (date of inception) to December 31, 1998, management determined that it should restate its fiscal 1998 financial statements and related disclosures to reflect misclassification of some operating leases as capital leases. The balance sheet at December 31, 1998, reflects the assets and liabilities related to the capital leases.

     A summary of the significant effects of the restatement is as follows:

                                                               AS PREVIOUSLY        AS
                                                                 REPORTED        RESTATED
       Property and equipment, net                              $  681,856      $  495,376
       Total assets                                              1,112,151         925,671
       Notes payable and current portion of capital lease
        obligations                                              1,951,390       1,834,309
       Total current liabilities                                 2,441,119       2,324,038
       Long-term debt                                               69,399
       Total liabilities and stockholders' deficit               1,112,151         925,671

                               * * * * * *

                               SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   NETVOICE TECHNOLOGIES CORPORATION


Date: April 13, 2000               By: /s/ JEFFREY ROTHELL
                                      -------------------------------
                                      Jeffrey Rothell, President, Chief
                                      Executive Officer

Date: April 13, 2000               By: /s/ GARTH COOK
                                      -------------------------------
                                      Garth Cook, Treasurer, Chief
                                      Financial Officer and Chief
                                      Accounting Officer

                            POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Jeffrey Rothell and Garth Cook, and each of them, as true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all which said attorneys-in-fact and agents or any of them, or their or his or her substitute or substitutes, may lawfully do, or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report was signed below by the following persons on behalf of the registrant and in the capacities and on the dates stated.

Signatures                   Title                        Date
----------                   -----                        ----

/s/ JEFFREY ROTHELL   President, Chief Executive Officer  April 13, 2000
--------------------- (Principal Executive Officer)
Jeffrey Rothell


/s/ GARTH COOK        Chief Financial Officer             April 13, 2000
--------------------- (Principal Financial and
Garth Cook            Accounting Officer)

/s/ WILLIAM BEDRI     Director and Secretary              April 13, 2000
---------------------
William Bedri