Form 10QSB
period 2000-03-31
NETVOICE TECHNOLOGIES CORP
filed 2000-05-15
CIK 1103062

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

    (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended MARCH 31, 2000

                                   OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from __________ to __________

                      Commission File No.__________


                    NETVOICE TECHNOLOGIES CORPORATION
         ------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)


               NEVADA                                 91-1986538
   -------------------------------             ----------------------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification Number)


                     13747 MONTFORT DRIVE, SUITE 250
                          DALLAS, TEXAS  75240
     --------------------------------------------------------------
      (Address of principal executive offices, including zip code)


                             (972) 788-2988
     --------------------------------------------------------------
           (Registrants telephone number, including area code)

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

     As of May 15, 2000, 12,836,600 shares of Common Stock were outstanding and 636,500 shares were contingently issuable shares.

DOCUMENTS INCORPORATED BY REFERENCE

     Exhibits to the following documents filed with the Securities and Exchange Commission have been incorporated by reference in Part II of this Quarterly Report on Form 10-Q:

1.   Annual Report on Form 10-KSB, dated as of April 13, 2000

                    NETVOICE TECHNOLOGIES CORPORATION


                            TABLE OF CONTENTS


                                                                     PAGE
                                                                     ----

PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements                                          3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11


PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings                                            19

Item 2.   Changes in Securities and Use of Proceeds                    19

Item 3.   Default Upon Senior Securities                               19

Item 4.   Submission of Matters to a Vote of Security Holders          19

Item 5.   Other Information                                            20

Item 6.   Exhibits and Reports on Form 8-K                             20

Signatures                                                             21

                     PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                      MARCH 31,       DECEMBER 31,
ASSETS                                                                  2000             1999
                                                                     (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents                                         $  2,564,174     $     20,085
  Restricted cash and cash equivalents                                   327,320
  Accounts receivable - trade                                            303,857          190,733
  Prepaid expenses                                                        98,893           86,505
                                                                    ------------     ------------

      Total current assets                                             3,294,244          297,323

PROPERTY AND EQUIPMENT, NET                                            2,895,004          860,534

OTHER ASSETS                                                             237,955          300,787
                                                                    ------------     ------------

TOTAL                                                               $  6,427,203     $  1,458,644
                                                                    ============     ============



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                  $  2,747,429     $  1,519,154
  Accrued expenses                                                       267,108          180,082
  Notes payable and current portion of capital lease obligations       3,726,638        3,659,905
  Unearned revenue                                                        95,000           30,000
                                                                    ------------     ------------

      Total current liabilities                                        6,836,175        5,389,141

LONG-TERM DEBT                                                           458,581          223,056
                                                                    ------------     ------------

      Total liabilities                                                7,294,756        5,612,197

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Preferred stock; 50,000,000 shares authorized at $0.001 par value, none issued
  Common stock, 100,000,000 shares authorized at $0.0005 par value;
    12,836,600 and 10,741,600 shares issued and outstanding,
    respectively                                                           6,418            5,371
  Paid-in capital                                                      8,024,682        2,881,479
  Unearned compensation                                                 (237,179)        (366,814)
  Accumulated deficit                                                 (8,661,474)      (6,673,589)
                                                                    ------------     ------------

      Total stockholders' deficit                                       (867,553)      (4,153,553)
                                                                    ------------     ------------

TOTAL                                                               $  6,427,203     $  1,458,644
                                                                    ============     ============


See notes to consolidated condensed unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                              MARCH 31,
                                                                        2000             1999
                                                                             (UNAUDITED)
REVENUES                                                            $    409,808     $    124,201

EXPENSES:
  Direct expenses                                                        625,572          152,966
  General and administrative expenses                                  1,467,518          538,084
                                                                    ------------     ------------

      Total expenses                                                   2,093,090          691,050
                                                                    ------------     ------------

NET OPERATING LOSS                                                    (1,683,282)        (566,849)

OTHER INCOME (EXPENSE):
  Interest income                                                        10,814
  Interest expense                                                     (315,417)         (71,343)
                                                                    ------------     ------------

      Total other expense                                              (304,603)         (71,343)
                                                                   ------------     ------------

NET LOSS                                                           $ (1,987,885)    $   (638,192)
                                                                   ============     ============

BASIC AND DILUTED LOSS PER SHARE                                   $      (0.16)    $      (0.07)
                                                                   ============     ============

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING                12,224,400        9,672,475
                                                                   ============     ============


See notes to consolidated condensed unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2000

                                                COMMON STOCK
                                           --------------------
                                                                 PAID-IN       UNEARNED     ACCUMULATED
                                            SHARES      AMOUNT   CAPITAL     COMPENSATION     DEFICIT        TOTAL


BALANCE, JANUARY 1, 2000 (Unaudited)       10,741,600   $5,371   $2,881,479  $  (366,814)    $(6,673,589)  $(4,153,553)

 Restricted shares granted (44,000) to
   employees                                                        163,000     (163,000)                          -

Options exercised                              12,500        6        6,244                                      6,250

 Shares sold as part of private placement
   memorandum at $4.25, net of
   issuance costs                           1,200,000      600    4,974,400                                  4,975,000

 Amortization of unearned compensation                                           292,635                       292,635

 Restricted shares issued to officers,
   directors and employees                    882,500      441         (441)                                       -

  Net loss                                                                                    (1,987,885)   (1,987,885)
                                           ----------   ------   ----------  -----------      ----------    ----------

BALANCE, MARCH 31, 2000 (Unaudited)        12,836,600   $6,418   $8,024,682  $  (237,179)    $(8,661,474)   $ (867,553)
                                           ==========   ======   ==========  ===========      ==========    ==========

See notes to consolidated condensed unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                              MARCH 31,
                                                                        2000             1999
                                                                             (UNAUDITED)
OPERATING ACTIVITIES:
  Net loss                                                          $ (1,987,885)    $   (638,192)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                        104,615           27,797
    Amortization of unearned stock compensation                          292,635          145,000
    Changes in operating assets and liabilities:
      Accounts receivable                                               (113,124)           6,529
      Prepaid expenses                                                   (12,388)         (81,607)
      Accounts payable                                                 1,228,275          (52,843)
      Accrued expenses                                                    87,026          (12,111)
      Unearned revenue                                                    65,000
      Other assets                                                        62,832          (74,590)
                                                                    ------------     ------------

       Net cash used in operating activities                            (273,014)        (680,017)
                                                                    ------------     ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (1,374,855)         (27,291)
  (Increase) Decrease in restricted cash and cash equivalents           (327,320)         167,100
                                                                    ------------     ------------

       Net cash (used in) provided by investing activities            (1,702,175)         139,809
                                                                    ------------     ------------

FINANCING ACTIVITIES:
  Proceeds from the sale of common stock, net of issuance costs        4,981,250          743,500
  Proceeds from long-term debt                                           386,027          456,396
  Payments on long-term debt and capital leases                         (847,999)        (128,300)
                                                                    ------------     ------------

       Net cash provided by financial activities                       4,519,278        1,071,596
                                                                    ------------     ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                  2,544,089          531,388

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                         20,085            7,990
                                                                    ------------     ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                         $  2,564,174     $    539,378
                                                                    ============     ============

SUPPLEMENTAL DISCLOSURES - Interest paid                            $    210,294     $     71,935
                                                                    ============     ============

NONCASH TRANSACTION:

 Assets acquired through capital leases                             $    764,230     $     29,592
                                                                    ============     ============

 Issued 370,000 compensatory shares to officers,
  directors and employees                                           $                $    145,000
                                                                    ============     ============

See notes to consolidated condensed unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION


NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
__________________________________________________________________________

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATED CONDENSED UNAUDITED INTERIM FINANCIAL STATEMENTS - The accompanying consolidated unaudited interim financial statements of NetVoice Technologies Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in a manner consistent with that used in the preparation of the annual consolidated financial statements of the Company at December 31, 1999. In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

     Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto which are included in the Company's 1999 consolidated financial statements in its Form 10-KSB as filed with the Securities and Exchange Commission on April 13, 2000.

     BUSINESS DESCRIPTION - The Company is a provider of voice transmission using Internet Protocol ("IP"), which allows our customers to make high-quality, low-cost calls via traditional telephones using a technology known as Voice over Internet Protocol.

     EARNINGS PER SHARE - Basic earnings per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by including contingently issuable shares. At March 31, 2000 and 1999, contingently issuable shares were excluded because they were antidilutive.

     PRINCIPLES OF CONSOLIDATION - The consolidated unaudited interim financial statements included the accounts of the Company and its wholly owned subsidiaries, NetVoice Technologies, Inc. and NetLD.com, Inc. All significant intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

     COMPREHENSIVE INCOME - For the three months ended March 31, 2000 and 1999 comprehensive income was equal to net loss.

2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                                  MARCH 31,     DECEMBER 31,
                                                                    2000            1999
                                                                (UNAUDITED)
Furniture and equipment                                         $   115,406     $    10,033
Computer and telephone equipment                                  3,009,478         975,765
                                                                -----------     -----------
      Total cost                                                  3,124,884         985,798

Less accumulated depreciation                                      (229,880)       (125,264)
                                                                -----------     -----------

                                                                $ 2,895,004     $   860,534
                                                                ===========     ===========

3. OTHER ASSETS

Other assets consisted of the following:

                                                                  MARCH 31,     DECEMBER 31,
                                                                    2000            1999
                                                                (UNAUDITED)
Vendor security deposits                                        $   237,755     $   300,587
Other                                                                   200             200
                                                                -----------     -----------

                                                                $   237,955     $   300,787
                                                                ===========     ===========

4. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     Notes payable and capital lease obligations consisted of the following:

                                                                  MARCH 31,     DECEMBER 31,
                                                                    2000            1999
                                                                (UNAUDITED)
Notes payable                                                   $ 3,273,196     $ 3,651,932

Loans from stockholders, no interest rate, maturing from
October 2004 to December 2004                                       139,415         206,672

Capital lease obligations, with interest rates of 13.47%
to 22.5%, maturing August 2003                                      772,608          24,357
                                                                -----------     -----------
                                                                  4,185,219       3,882,961

Less current portion of long-term debt                           (3,726,638)     (3,659,905)
                                                                -----------     -----------

                                                                $   458,581     $   223,056
                                                                ===========     ===========

     Notes payable are secured by a security interest in revenues from contracts, equipment and cash reserve equal to 10% of total notes payable. The notes bear interest at a rate of 13.35% per annum, payable on the first day of each quarter during the term. All principal and unpaid accrued interest is due and payable nine months from issuance. The notes are due from April 2000 to September 2000. The note holder has the right to extend the terms of the notes for an additional nine months at the same terms.

5. STOCKHOLDERS' EQUITY

     PRIVATE PLACEMENT MEMORANDUM - In February 2000, the Company effected a private placement of 1,200,000 shares of its common stock for $5,100,000, excluding issuance cost of approximately $125,000. Subscribers may not sell, transfer or otherwise dispose of the shares unless it is in compliance with Rule 144 of the Securities Act of 1933.

     STOCK SPLIT - In February 2000, the Company declared a 2-for-1 stock split of all outstanding shares for all stockholders of record as of March 14, 2000. Retroactive effect has been given to the stock split in stockholders' equity accounts as of March 31, 2000 and 1999, and December 31, 1999 and in all share and per-share data in the accompany consolidated unaudited interim financial statements.

6. STOCK OPTIONS

     During the first quarter of 2000, the Company granted certain executives and employees approximately 784,000 options to acquire common stock at an exercise price equal to the fair market value at the date of grant.

     During the first quarter of 2000, two former executives of the Company exercised 12,500 options for $12,500.

7. SUBSEQUENT EVENTS

     On April 25, 2000 the Company began a private placement memorandum to accredited investors in the amount of $7.0 million for 1,000,000 shares of our common stock. As of May 12, 2000, we have received subscription agreements for approximately $2.0 million. The Private Placement will remain open until June 6, 2000, unless management elects to discontinue the offering prior to that date.


                                 ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     THIS DOCUMENT INCLUDES STATEMENTS THAT MAY CONSTITUTE FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY WOULD LIKE TO CAUTION READERS REGARDING CERTAIN FORWARD-LOOKING STATEMENTS IN THIS DOCUMENT AND IN ALL OF ITS COMMUNICATIONS TO SHAREHOLDERS AND OTHERS, PRESS RELEASES, SECURITIES FILINGS, AND ALL OTHER COMMUNICATIONS. STATEMENTS THAT ARE BASED ON MANAGEMENT'S PROJECTIONS, ESTIMATES AND ASSUMPTIONS ARE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," AND SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. WHILE THE COMPANY BELIEVES IN THE VERACITY OF ALL STATEMENTS MADE HEREIN, FORWARD-LOOKING STATEMENTS ARE NECESSARILY BASED UPON A NUMBER OF ESTIMATES AND ASSUMPTIONS THAT, WHILE CONSIDERED REASONABLE BY THE COMPANY, ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES AND KNOWN AND UNKNOWN RISKS. MANY OF THE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT EVENTS AND THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE ITS ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY, OR ON BEHALF OF, THE COMPANY. SOME OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS OR FUTURE EVENTS TO DIFFER MATERIALLY INCLUDE THE COMPANY'S INABILITY TO FIND SUITABLE ACQUISITION CANDIDATES OR FINANCING ON TERMS COMMERCIALLY REASONABLE TO THE COMPANY, INABILITY TO FIND SUITABLE FACILITIES OR PERSONNEL TO OPEN OR MAINTAIN NEW BRANCH LOCATIONS, INTERRUPTIONS OR CANCELLATION OF EXISTING SOURCES OF SUPPLY, THE PRICING OF AND DEMAND FOR DISTRIBUTED PRODUCTS, THE PRESENCE OF COMPETITORS WITH GREATER FINANCIAL RESOURCES, ECONOMIC AND MARKET FACTORS, AND OTHER FACTORS. PLEASE SEE THE "RISK FACTORS" IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION FOR A DESCRIPTION OF SOME, BUT NOT ALL, RISKS, UNCERTAINTIES AND CONTINGENCIES.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission.

OVERVIEW

     We are a provider of voice transmission using Internet Protocol ("IP"), which allows our customers to make high-quality, low-cost telephone calls via traditional telephones using a technology known as Voice over Internet Protocol ("VoIP").

     We began offering our long distance and Internet services during the past year as part of our current business plan. We have aggressively been deploying VoIP gateways in 25 markets located throughout the United States with leading manufacturers such as Cisco Systems, Inc. ("Cisco") and leading Internet backbone suppliers. Currently, Cisco supplies us with much of the equipment involved in establishing our VoIP gateways and building our network.

     IP transmission uses a technology called "packet-switching" to break voice and fax calls into discrete data packets, route them over the Internet or a managed network and reassemble them into their original form for delivery to the receipt. Traditional long distance calls, in contrast, are made using a technology called "circuit switching" which carries these calls over traditional telephone networks. Circuit switching requires a dedicated connection between the caller and the recipient that must remain open for the duration of the call. In contrast, packet-switching technology allows data packets representing multiple conversations to be carried over the same line. This greater efficiency creates significant network cost savings that can be passed on to the consumer in the form of lower long distance and other telephony product rates.

     We have filed a patent application for a communications enabled browser and have filed a trademark application for the mark "CAB" as applied to the browser software. Both of these applications are currently pending approval.

REVENUE FROM OPERATIONS

     Currently, all of our revenues are derived from long distance services and internet services sold over our IP network. One of the Company's initial strategies is to continue to acquire existing customer bases concentrated in specific geographical areas which complement our current markets and convert them to our VoIP network. We also anticipate deriving revenues through direct sales by our existing employees, independent agents and selling through Internet service providers ("ISPs") to their existing customer base. In the future, in order to diversify, we plan to introduce a variety of value added services utilizing our VoIP network including:

     *    dial-up Internet access;

     *    unified messaging;

     *    prepaid calling; and

     *    video services.

     Revenues from operations for the three months ended March 31, 2000 were derived from sales to wholesale voice customers and wholesale Internet customers. Margins from both our revenue sources are not currently sufficient to cover our network costs that include leased bandwidth, connection to the Internet, and local lines within a local calling area. Expansion of our network and the addition of services will have to be financed by an increase in traffic and additional financings. We expect this trend to continue for a period of time as we continue to concentrate on the expansion of our VoIP network and customer traffic. In the third quarter of 2000, we plan to offer Internet services and voice over the same facilities to corporate customers.

     We will continue to expand its network to handle projected volume.
The Company's cost drops by approximately 25% by converting the network from a DS-1 level to DS-3 level. This coupled with converging various products (voice, video, data, Internet) over the same network are the key ingredients to approach profitability. The Company, as it continues to grow and build network, is not expected to be profitable in the foreseeable future.

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

     *    local lines used to carry calls to and from our network locations; and

     *    our network facilities.

     We expect these costs to increase into the future as we further expand our network in the United States and throughout the world. The majority of these costs are fixed. The Company will continue to incur network costs in order to continue to grow revenue. The network will have to be expanded to handle additional volume in excess of approximately 50,000,000 minutes per month.

     Sales and marketing expenses include the expenses anticipated to be associated with acquiring customers, establishing brand recognition, commissions paid to our sales personnel, advertising costs and customer referral fees. We expect sales and marketing expenses to increase over time as we aggressively market our products and services.

     During the first quarter of 2000, sales and marketing expenses increased as a result of new personnel and the start of various marketing campaigns. Sales and marketing expenses are expected to increase both in terms of absolute dollars and as a percentage of revenue as our revenue grows. We expect to spend significant capital to build brand recognition to the extent possible due to our relatively small size. Much of our sales and marketing expenses are anticipated to be expanded to obtain strategic relationships with a variety of agents, publications, portals, content providers, and other key customer destinations on the Web.

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

     Interest expense includes the cost incurred for commissions (recognized over the life of the notes) on the issuance of the short-term notes and interest on the notes. The notes have a term of nine-months with an interest rate of 13.35%. During the three months ended March 31, 2000, we had net interest expense in the aggregate amount of $315,417. Interest payable on the Notes in 2000 will be approximately $445,000, assuming the Notes are repaid in full on their respective due dates, and not extended by the option of the several payees for nine (9) months.

     Depreciation primarily relates to our computer and telephone equipment. We depreciate our computer and telephone equipment over its estimated five-year useful life using the straight-line method. In addition, we will be adding more originating and terminating VoIP Gateways as traffic volumes justify. We expect depreciation to increase in absolute terms as we grow our networks to support new and acquired customers, but to decrease as a percentage of total revenue. In February of 2000, we have entered into a letter of intent with Cisco for $25.0 million in funding with the majority to be used for equipment purchases over the next two years. See "Management's Discussion and Analysis or Plan of Operation - Liquidity and Capital Resources" for a more detailed discussion of the letter of interest.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 2000

============================================================================================
                                                                Three Months Ended March 31,
                                                                    2000            1999
                                                                ------------    ------------
Revenues.....................................................   $    409,808    $    124,201

Expenses:
  Direct Costs...............................................        625,572         152,966
  General and Admin. Expenses................................      1,467,518         538,084
                                                                   ---------         -------
 Total Expenses..............................................      2,093,090         691,050
                                                                   ---------         -------
Net Operating Loss...........................................     (1,683,282)       (566,849)

Other Income (Expenses): Net Interest........................       (304,603)        (71,343)
                                                                    --------         -------

Net Loss.....................................................   $ (1,987,885)   $   (638,192)
                                                                ============    ============
============================================================================================

     Revenue increased from $124,201 for the three months ended March 31, 1999 to $409,808 for the three months ended March 31, 2000. The increase is a result of our business moving from the start-up phase into an operational entity. Of revenue generated in 2000, revenue from wholesale voice sales over our VoIP network accounted for approximately 98%. The remainder was the result of wholesale Internet and prepaid services. Additionally, as we expanded our network, we had more locations to offer existing customers. We expect our wholesale revenue to continue to grow, as we continue to expand our network into additional locations. Currently, we are expanding our points of presence ("POPs") in major markets to handle DS-3 traffic and above if traffic warrants. The focus on the wholesale revenue is expected to give us the ability to grow our network and eventually begin to offer more on net locations when we enter the retail sector. This retail sector will primarily consist of corporate customers and various target and niche markets, such as marketing through our website or affinity groups. We expect to continue to offer other value-added services utilizing our network in the future.

     Total direct costs increased from $152,966 to $625,572 for the three months ended March 31, 1999 and 2000, respectively. The increase of costs in the three months ended March 31, 1999 over the three months ended March 31, 2000 is a result of our business moving from the start-up phase into an operational entity. We have continued to purchase additional equipment to expand our VoIP network therefore direct costs have increased. As we continue to implement several of the new wholesale contracts, in the second quarter of fiscal year 2000, direct costs as a percentage of revenue are expected to decrease.

     General and Administrative costs increased from $538,084 to $1,467,518 for the three months ended March 31, 1999 and 2000, respectively. As we continue to build our network, expand our product offering and execute our business plan, we expect these expenses to continue to increase. The primary reason for this increase relates to expanded marketing efforts and hiring of additional personnel. These costs are expected to increase as a percentage of revenue for a period, until all necessary personnel and systems are in place to handle future revenue and support future products. Thereafter, we anticipate that general and administrative costs will increase as a proportion of revenues.

     Depreciation and Amortization costs increased from $27,797 to $104,615 for the three months ended March 31, 1999 and 2000, respectively. Depreciation consists primarily of the depreciation of our VoIP gateways. We depreciate this network equipment over five years on a straight-line basis. It can be expected that depreciation will continue to increase as we continue to expand our network. Amortization consists of the amortization of the cost of one customer bases for the first quarter of 1999. This base was sold in December of 1999. We intend to acquire customer bases in the future that have synergies with our network and business plan. These synergies include profitability, location and type of customer.

     Net Interest expense increased from $71,343 to $304,603 for the three months ended March 31, 1999 and 2000, respectively. This increase is the result of the increase in the issuance of short-term notes and the cost of our financing for capital equipment.

LIQUIDITY AND CAPITAL RESOURCES

     Since January of 1998 NVT, Inc. has privately issued a series of promissory notes. These funds were used primarily to continue the build-out of our VoIP network, which includes equipment purchases, and for working capital. The terms of these notes are nine-months with an interest rate of 13.35%. The notes are secured by revenues from contracts, equipment and a 10% cash reserve. The Company received a waiver from the paymaster of the Trustee, and as of February 23, 2000, the Company has now complied with the debt convenant requirements.

     At March 31, 2000, we had approximately $3.3 million outstanding in such notes. All of the Notes will be due and payable in or before November 2000, unless extended for nine (9) months at the option of the noteholder. At this time, we intend to offer conversion of these notes or to repay them in accordance with the terms of the notes with proceeds from existing funds or future public or private offerings. Currently, there are no conversion rights on behalf of the note holders.

     From January 1999 through April 1999, we privately placed 986,500 shares of our Common Stock at $1.00 per share for a total of $986,500. Net proceeds of the offering after expenses was approximately $960,000. Expenses of the offering included the payment of fees to broker-dealers ($25,000) and costs of the offering including legal, accounting, printing, marketing-related expenses, due diligence expenses, travel related expenses, and preparation and distribution of sales literature. The net proceeds were primarily used by our subsidiary, NetVoice Technologies, Inc. ("NVT, Inc.") to repay short-term loans and for working capital

($310,000), provide marketing funds ($150,000), and to begin the building of our Internet VoIP telephony network ($500,000).

          In February 2000, we sold to all accredited investors 1,200,000 shares of our Common Stock through a Private Placement Memorandum for $5.1 million. The costs of the offering were $20,000 for printing costs and related fees. The net proceeds will primarily be used for marketing, network expansion and working capital.

     In February 2000, we entered into a letter of intent with Cisco that provides $25.0 million in funding. This is only a letter of intent and not a definitive Agreement. At this time the funding is contingent and if obtained will be used primarily to fund equipment purchases in order to expand our network. The funding, in the form of a loan, is to be used for equipment purchases from Cisco, soft costs to install that equipment and for working capital. The Company will receive the funding from Cisco over a period of 5 years and will be required to repay the principal plus interest at a rate of approximately 5.5% over LIBOR.

     As of March 31, 2000, we had approximately $2.6 million in cash and cash equivalents. Our operating activities generated negative cash flow of $273,014 for the three months ended March 31, 2000, compared to negative cash flow of $680,017 for the three months ended March 31, 1999. Our cash used in operating activities was principally for the result of the Company losses. Cash (used in) and provided by investing activities was approximately ($1,702,175) and $139,809 for the three months ended March 31, 2000 and 1999, respectively. Our cash used in operating and investing activities was principally for the purchase of telecommunications and Internet equipment. Our financing activities generated cash of $4,519,278 and $1,071,596 for the three months ended March 31, 2000 and 1999, respectively. The principal reason for the cash generated was a result of additional funding from the sale of notes and a common stock offerings in 1999 and 2000.

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

                       PART II.     OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

     We are not currently a party to any legal proceedings, nor are we aware of pending or threatened litigation.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In February 2000, the Company sold 1,200,000 shares of its Common Stock at $4.25 to 79 investors for a total of $5,100,000. No commissions or fees were paid to any individual or entity in connection with the sales. The shares of Common Stock issued by the Company in connection with this offering are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act of 1933, as amended ("Act") and were issued pursuant to certain "private placement" exemptions under
Section 4(2) and rule 506 of Regulation D of the Act, as promulgated by the Securities and Exchange Commission. The sales of the Common Stock were to "accredited" investors, as that term is defined in rule 501 of Regulation
D of the Act, and were transactions by the Company not involving any public offering. Although not required, all such accredited investors had access to information on the Company necessary to make an informed investment decision. All of the aforesaid purchasers were fully informed and advised concerning the Company, its business, financial and other matters by y of a Private Placement Memorandum. All of the aforesaid securities have been appropriately marked with a restricted legend and are "restricted securities," as defined in Rule 144 of the rules and regulations of the Securities and Exchange Commission. The Company's transfer agent has been instructed to mark "stop transfer" on its ledgers to assure that these securities will not be transferred absent registration or until the availability of an exemption therefrom is determined. The proceeds of this offering were used for working capital, marketing efforts and payment of short term debt.

     In February 2000, the Company declared a 2-for-1 stock split of all outstanding shares for all stockholders of record as of March 14, 2000. Retroactive effect has been given to the stock split in stockholders' equity accounts as of March 31, 2000 and December 31, 1999, and in all share and per-share data in the accompany consolidated unaudited interim financial statements.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES.

     There was no default upon our senior securities.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We will hold an Annual Meeting of Shareholders in May 19, 2000.

ITEM 5.     OTHER INFORMATION.

     Not applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     We did not file a Form 8-K report during the period subject to this Quarterly Report.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        NETVOICE TECHNOLOGIES CORPORATION

Date:     May 15, 2000                  By: /s/ JEFFREY ROTHELL
                                           ------------------------------
                                           Jeffrey Rothell, President,
                                           Chief Executive Officer

Date:     May 15, 2000                  By: /s/ GARTH COOK
                                           ------------------------------
                                           Garth Cook, Treasurer, Chief
                                           Financial Officer and Chief
                                           Accounting Officer