Form 10QSB
period 2000-06-30
NETVOICE TECHNOLOGIES CORP
filed 2000-08-21
CIK 1103062

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

      (Mark One)
          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from __________ to __________

                          Commission File No. 0-29025

                       NETVOICE TECHNOLOGIES CORPORATION
-------------------------------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

          Nevada                                               91-1986538
---------------------------------------             ---------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

                            13747 Montfort Drive, Suite 250
                                  Dallas, Texas 75240
-------------------------------------------------------------------------------
              (Address of principal executive offices, including zip code)

                              (972) 788-2988
--------------------------------------------------------------------------
           (Registrants telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all repo required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    As of August 17, 2000, 15,478,944 shares of Common Stock were outstanding and 254,500 shares were contingently issuable shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Exhibits to the following documents filed with the Securities and Exchange Commission have been incorporated by reference in Part II of this Quarterly Report on Form 10-Q:

     1.   Annual Report on Form 10-KSB, dated as of April 13, 2000

                       NETVOICE TECHNOLOGIES CORPORATION


                               TABLE OF CONTENTS


                                                           PAGE
                                                           ----

PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements                               3

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations              13


PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings                                 22

Item 2.   Changes in Securities and Use of Proceeds         22

Item 3.   Default Upon Senior Securities                    23

Item 4.   Submission of Matters to a Vote of
           Security Holders                                 23

Item 5.   Other Information                                 23

Item 6.   Exhibits and Reports on Form 8-K                  23

Signatures                                                  25

                        PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.


NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                          June 30,           December 31,
ASSETS                                                                      2000                 1999
                                                                        (Unaudited)            (Audited)
CURRENT ASSETS:
   Cash and cash equivalents                                            $  3,930,450         $    20,085
   Restricted cash                                                           141,226
   Accounts receivable - trade, net of allowance for doubtful
     accounts of $20,000 and $0, respectively                              2,159,532             190,733
   Federal tax receivable                                                     55,800
   Prepaid expenses                                                          290,763              86,505
                                                                        ------------         -----------

          Total current assets                                             6,577,771             297,323

PROPERTY AND EQUIPMENT, NET                                                7,782,670             860,534

GOODWILL, net of accumulated amortization of $88,936                       9,775,429

OTHER ASSETS                                                                 519,343             300,787
                                                                        ------------         -----------

TOTAL                                                                   $ 24,655,213         $ 1,458,644
                                                                        ============         ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                     $  5,914,115         $ 1,519,154
   Accrued expenses                                                          180,626             180,082
   Notes payable and current portion of capital lease obligations          2,518,509           3,659,905
   Unearned revenue                                                          320,000              30,000
                                                                        ------------         -----------

          Total current liabilities                                        8,933,250           5,389,141

LONG-TERM DEBT                                                             4,273,984             223,056
                                                                        ------------         -----------

          Total liabilities                                               13,207,234           5,612,197

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock; 50,000,000 shares authorized at $0.001 par value,
     3,578,349 and no shares issued and outstanding, respectively              3,578
   Common stock, 100,000,000 shares authorized at $0.001 par value;
     15,314,444 and 10,741,600 shares issued and outstanding,
     respectively                                                             15,315              10,742
   Paid-in capital                                                        24,267,209           2,940,739
   Stock subscription receivable                                          (1,494,123)
   Unearned compensation                                                     (93,156)           (366,814)
   Accumulated deficit                                                   (11,250,844)         (6,738,220)
                                                                        ------------         -----------

          Total stockholders' equity (deficit)                            11,447,979         (4,153,553)
                                                                        ------------         -----------

TOTAL                                                                   $ 24,655,213         $ 1,458,644
                                                                        ============         ===========

See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three Month Period Ended           Six Month Period Ended
                                                                       June 30,                          June 30,
                                                               2000               1999             2000           1999

                                                                     (Unaudited)                       (Unaudited)
REVENUES                                                    $  5,296,991       $   135,760     $  5,706,799   $    259,960

EXPENSES:
   Direct expenses                                             4,946,360           307,839        5,571,932        460,805
   General and administrative expenses                         2,664,997           543,849        4,132,515      1,081,931
                                                            ------------       -----------     ------------   ------------
          Total expenses                                       7,611,357           851,688        9,704,447      1,542,736
                                                            ------------       -----------     ------------   ------------
OPERATING LOSS                                                (2,314,366)         (715,928)      (3,997,648)    (1,282,776)

OTHER INCOME (EXPENSE):
   Interest income                                                 2,071             2,785           12,885          3,377
   Interest expense                                             (212,443)         (272,536)        (527,861)      (344,472)
                                                            ------------       -----------     ------------   ------------

          Total other expense                                   (210,372)         (269,751)        (514,976)      (341,095)
                                                            ------------       -----------     ------------   ------------
NET LOSS                                                    $ (2,524,738)      $  (985,679)    $ (4,512,624)  $ (1,623,871)
                                                            ============       ===========     ============   ============

BASIC AND DILUTED LOSS PER SHARE                            $      (0.19)      $     (0.10)    $      (0.35)  $      (0.16)
                                                            ============       ===========     ============   ============
WEIGHTED AVERAGE BASIC AND DILUTED
   SHARES OUTSTANDING                                         13,434,329        10,367,850       12,829,945      9,995,671
                                                            ============       ===========     ============   ============

See notes to consolidated unaudited financial statements.



NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
Six Months Ended June 30, 2000

                                     Preferred Stock       Common Stock                       Stock
                                    -----------------   ------------------     Paid-In     Subscription
                                    Shares     Amount   Shares      Amount     Capital      Receivable

BALANCE, JANUARY 1, 2000                    -  $    -   10,741,600  $10,742  $ 2,940,739   $       -

  Restricted shares granted
    (44,000) to employees                                                        163,000

  Options exercised                                      1,512,500    1,513        4,738

  Shares sold as part of private
    placement memorandum at $4.25,
    net of issuance costs                                1,200,000    1,200    4,973,800

  Amortization of unearned
    compensation

  Restricted shares issued to
    officers, directors and
    employees                                            1,100,000    1,100       (1,100)

  Shares sold as part of private
    placement memorandum at $7.00,
    net of issuance costs                                  453,886      454    2,887,939    (1,494,123)

  Shares issued in connection with
    an acquisition at $9.50, net of
    issuance cost                                          306,458      306    2,721,045

  Shares sold as part of private
    placement of equity at $3.25,
    net of issuance costs           3,578,349    3,578                        10,577,048

  Net loss

                                    ---------   ------  ----------  -------  -----------  -----------
BALANCE, JUNE 30, 2000 (Unaudited)  3,578,349   $3,578  15,314,444  $15,315  $24,267,209  $(1,494,123)
                                    =========   ======  ==========  =======  ===========  ===========



                                         Unearned   Accumulated
                                       Compensation   Deficit          Total

BALANCE, JANUARY 1, 2000               $(366,814)    $(6,738,220)   $(4,153,553)

  Restricted shares granted
    (44,000) to employees               (163,000)                             -

  Options exercised                                                       6,251

  Shares sold as part of private
    placement memorandum at $4.25,
    net of issuance costs                                             4,975,000

  Amortization of unearned
    compensation                         436,658                        436,658

  Restricted shares issued to
    officers, directors and
    employees                                                                 -

  Shares sold as part of private
    placement memorandum at $7.00,
    net of issuance costs                                             1,394,270

  Shares issued in connection with
    an acquisition at $9.50, net of
    issuance cost                                                     2,721,351

  Shares sold as part of private
    placement of equity at $3.25,
    net of issuance costs                                            10,580,626

  Net loss
                                                      (4,512,624)     (4,512,624)
                                       ---------    ------------     -----------
BALANCE, JUNE 30, 2000 (Unaudited)     $ (93,156)   $(11,250,844)    $11,447,979
                                       =========    ============     ===========

See notes to consolidated unaudited financial statementts.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                      Six Month Period Ended
                                                                                              June 30,
                                                                                        2000                1999
                                                                                              (Unaudited)
OPERATING ACTIVITIES:
   Net loss                                                                          $(4,512,624)        $(1,623,871)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                      435,437             272,000
      Amortization of unearned stock compensation                                        436,658
      Bad debt expense                                                                    20,000
      Changes in operating assets and liabilities:
         Accounts receivable                                                          (1,969,673)             23,651
         Prepaid expenses                                                               (204,472)           (112,389)
         Accounts payable                                                              3,575,566              67,825
         Accrued expenses                                                                    544              (6,752)
         Unearned revenue                                                                290,000
         Other assets                                                                   (217,878)            (69,051)
                                                                                     -----------         -----------

           Net cash used in operating activities                                      (2,146,442)         (1,448,587)
                                                                                     -----------         -----------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                                 (2,084,563)           (202,682)
   Cash outflows for acquisitions                                                     (5,997,379)
   Increase in restricted cash and cash equivalents                                     (141,226)            (23,258)
                                                                                     -----------         -----------

           Net cash used in investing activities                                      (8,223,168)           (225,940)
                                                                                     -----------         -----------

FINANCING ACTIVITIES:
   Proceeds from the sale of common stock, net of issuance costs                       7,863,393           1,103,500
   Proceeds from the sale of preferred stock, net of issuance costs                    9,086,503
   Proceeds from long-term debt                                                          386,027           1,121,735
   Proceeds from options exercised                                                         6,250
   Payments on long-term debt and capital leases                                      (3,062,198)           (474,909)
                                                                                     -----------         -----------

           Net cash provided by financial activities                                  14,279,975           1,750,326
                                                                                     -----------         -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                                  3,910,365              75,799

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                         20,085               7,990
                                                                                     -----------         -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                          $ 3,930,450         $    83,789
                                                                                     ===========         ===========

SUPPLEMENTAL DISCLOSURES - Interest paid                                             $   519,608         $   125,886
                                                                                     ===========         ===========

NONCASH TRANSACTION:

  Assets acquired through capital leases                                             $   764,230         $
                                                                                     ===========         ===========

  Issued 370,000 compensatory shares to officers, directors and employees            $                   $   145,000
                                                                                     ===========         ===========

  Note payable issued in connection with acquisition                                 $ 2,100,000         $
                                                                                     ===========         ===========

See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

          Consolidated Unaudited Interim financial statements - The accompanying consolidated unaudited interim financial statements of NetVoice Technologies Corporation and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in a manner consistent with that used in the preparation of the annual consolidated financial statements of the Company at December 31, 1999. In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

          Operating results for the three months and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. These consolidated unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto which are included in the Company's 1999 consolidated financial statements in its Form 10-KSB as filed with the Securities and Exchange Commission on April 13, 2000.

          Business Description -- The Company is a provider of voice transmission using Internet Protocol ("IP"), which allows our customers to make high quality, low-cost calls via traditional telephones using a technology known as Voice over Internet Protocol ("VoIP").

          Earnings per Share - Basic earnings per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by including contingently issuable shares would have an antidilutive effect upon earnings per share, no diluted earnings per share is presented.

          Principles of Consolidation - The consolidated unaudited interim financial statements included the accounts of the Company and its wholly owned subsidiaries, NetVoice Technologies, Inc., NetLD.com, Inc., Synetric, Inc., NetVoice Encom GP and NetVoice Encom LP. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

          Comprehensive Income - For the three and six months ended June 30, 2000 and 1999, the Company has no elements of other comprehensive income.

          Goodwill - Goodwill represents the amount in excess of the purchase price of an acquisition after allocating to the identifiable assets and liabilities. Amortization of goodwill is provided on a straight-line basis over the estimated useful life of ten years.


2.    PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                            June 30,        December 31,
                                                                              2000              1999
                                                                          (Unaudited)

Furniture and equipment                                                   $   78,965        $  10,033
Computer and telephone equipment                                           8,224,453          975,765
                                                                          -----------        ---------

           Total cost                                                       8,303,418          985,798

Less accumulated depreciation                                                (520,748)        (125,264)
                                                                           ----------        ---------

                                                                          $ 7,782,670        $ 860,534
                                                                          ===========        =========
3.    OTHER ASSETS
     Other assets consisted of the following:

                                                                             June 30,        December 31,
                                                                               2000              1999
                                                                             (Unaudited)

Vendor security deposits                                                     $342,893         $300,587
Noncurrent portion of commitment fee                                          176,250
Other                                                                             200              200
                                                                             --------         --------

                                                                             $519,343         $300,787
                                                                             ========         ========

     In June 2000, the Company paid $225,000, representing a 1.5% commitment fee, to Cisco Systems for $15.0 million of Tranche A. This amount will be amortized over five years. The Company amortized $3,750 for the six months ended June 30, 2000.

4.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     Notes payable and capital lease obligations consisted of the following:

                                                                           June 30,         December 31,
                                                                             2000              1999
                                                                         (Unaudited)
Notes payable                                                            $ 1,412,262        $ 3,651,932

Loans from stockholders, no interest rate, maturing from
  October 2004 to December 2004                                              223,672            206,672

Convertible secured promissory note, LIBOR interest rate plus
  2%, maturing June 30, 2005                                               2,100,000

Capital lease obligations, with interest rates of 13.47% to 22.5%,
  maturing August 2003                                                     3,056,559             24,357
                                                                         -----------        -----------

                                                                           6,792,493          3,882,961

Less current portion of long-term debt                                    (2,518,509)        (3,659,905)
                                                                         -----------        -----------

                                                                         $ 4,273,984        $   223,056
                                                                         ===========        ===========

     Notes payable are secured by a security interest in revenues from contracts, equipment and cash reserve equal to 10% of total notes payable. The notes bear interest at a rate of 13.35% per annum, payable on the first day of each quarter during the term. All principal and unpaid accrued interest is due and payable nine months from issuance. The notes are due through November 2000. The note holder has the right to extend the terms of the notes for an additional nine months at the same terms.

     Convertible Secured Promissory Note - On June 30, 2000, NetVoice Encom LP entered into an convertible secured promissory note ("Note") with World Access Telecommunications Group, Inc. ("World Access") for $2.1 million. The Note bears interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus a margin of 2%.

     Interest only is payable on quarterly basis commencing on September 30, 2000 and continuing through December 31, 2001. On December 31, 2001, the Company shall make a one time principal payment of $350,000. Thereafter, the remaining outstanding principal amount shall be payable in equal consecutive quarterly installments, including interest, beginning on March 31, 2002 and continuing until the maturity date of June 30, 2005.

     The holder of the Note, at any time prior to or on the maturity date, may convert the then outstanding principal amount into shares of the Company's common stock at the current market price or a price not less than $10.00 per share. Substantially all of the assets of this subsidiary are pledged as collateral for this Note. Additionally, the parent Company is fully and unconditionally liable for the payment of the Note to World Access.

5.  STOCKHOLDERS' EQUITY

     Private Placement Memorandum - In February 2000, the Company effected a private placement of 1,200,000 shares of its common stock for $5,100,000, excluding issuance cost of approximately $125,000. Subscribers may not sell, transfer or otherwise dispose of the shares unless it is in compliance with Rule 144 of the Securities Act of 1933.

     In May 2000, the Company completed a private placement memorandum to accredited investors in the amount of $2.9 million for 453,886 shares of our common stock. On June 30, 2000, in connection with this private placement, the Company had stock subscription receivable of approximately $1.5 million. Subsequent to the June 30, 2000, these funds have been collected by the Company. Subscribers may not sell, transfer or otherwise dispose of the shares unless it is in compliance with Rule 144 of the Securities Act of 1933.

     Stock split - In February 2000, the Company declared a 2-for-1 stock split of all outstanding shares for all stockholders of record as of March 14, 2000. Retroactive effect has been given to the stock split in stockholders' equity accounts as of December 31, 1999, and in all share and per-share data in the accompany consolidated unaudited interim financial statements.

     Preferred Stock - On June 30, 2000, the Company issued 3,578,349 shares at $3.25 share of a newly created series of Series A Preferred Stock ("Preferred Stock") to certain purchasers for approximately $10.6 million in cash pursuant to a Securities Purchase Agreement among the Company and the purchasers (the "Securities Purchase Agreement"). Pursuant to the Securities Purchase Agreement, the Company issued approximately 238,000 warrants, with an exercise price of $.01 per share, that are exercisable for shares of Preferred Stock (or Common Stock if the Preferred Stock has been converted) if certain financial targets and/or approximately 201,000 shares, with an exercise price of $.01 per share, NASDAQ listing requirements are not achieved. The warrants will expire if not exercised before June 30, 2010. The purchasers were also granted certain registration rights with respect to the shares issued under the Securities Purchase Agreement pursuant to a Registration Rights Agreement.

     The Preferred Stock holders have the right to convert at the option of each holder, at any time after six months of closing, into shares of the Company's common stock. The Company can convert the Preferred Stock into the Company's common stock if the average of the closing price of the common stock for any twenty-one (21) trading day period exceeds $27.50 per share and the shares of common stock are registered and freely tradeable. Each share of Preferred Stock can be converted into one share of common stock. The Series A Preferred Stock ranks senior to all classes of common or preferred stock.

6.  STOCK OPTIONS

     During the second quarter of 2000, the Company granted certain executives and employees approximately 494,000 options to acquire common stock at an exercise price equal to the fair market value at the date of grant. As of June 30, 2000, the Company had approximately 1.3 million options outstanding to acquire common stock.

     On June 30, 2000, two former directors and one current director of the Company entered into an agreement to exercised their options, issued in January 1999, to purchase 1.8 million shares of restricted common stock, with an exercise price of $0.50 per share. Pursuant to the exercise of these options, the three individuals exchanged 300,000 shares of restricted common stock to the Company. Pursuant to the agreement, the individuals will not, directly or indirectly, offer, sell, pledge, contract to sell the restricted common stock for a period of eighteen (18) months. The fair market value of these shares was valued at approximately $2.70 per share, which was obtained by an independent valuation appraisal.

7.  ACQUISITION

     Effective May 19, 2000, the Company completed the acquisition of Synetric, Inc. of Dallas, Texas ("Synetric") pursuant to a definitive Stock Purchase Agreement ("Stock Agreement") whereby the Company acquired all of the issued and outstanding shares of Synetric from eight (8) individuals, including officers and directors of Synetric. Pursuant to the Stock Agreement, the Company issued 286,458 shares of its restricted common sock. The Stock Agreement provides that of the 286,458 shares delivered at closing, 33,229 shares will be held in escrow for a period of one (1) year following the closing to satisfy any future indemnification claims. Additionally, the Company issued 20,000 shares of restricted common stock to a consultant in connection with the acquisition of Synetric. The Company recorded this transaction under the purchase method of accounting.

     Concurrent with the execution of the Stock Agreement, the Company entered into an employment agreement with a former employee for a period of two years. The employment agreement provides for the former employee to continue to serve as President of Synetric or in such other capacity as determined by the Company's Board of Directors. The employment agreement contains certain confidentially and noncompetition provisions.

     On June 30, 2000, the Company completed an acquisition from World Access Telecommunications Group, Inc. of a division doing business as Enhanced Communications (the "Division") pursuant to an Asset Purchase Agreement ("Asset Agreement"). As consideration for the acquisition, the Company paid to World Access $6.0 million in cash, issued a convertible promissory note in the principal amount of $2.1 million and assumed liabilities of approximately $3.3 million, including approximately $2.7 million of assumed capital lease obligations. The effective date of this acquisition was June 1, 2000. The Company recorded this transaction under the purchase method of accounting. The acquisition was funded with the Preferred Stock offering on June 30, 2000.

8.  RESTATEMENT

     Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended December 31, 1999, the Company's management determined that the cost for the purchase of a customer list from a company owned by a shareholder in June 1999 should have been accounted for as a capital distribution, and the proceeds from the sale of such customer list and the excess of the proceeds from the sale of another customer list over its amortized carrying cost, both having been sold to another minority shareholder in December 1999, should have been accounted for as capital contribution. As a result, the 1999 financial statements will be restated from amounts previously reported to appropriately account for this transaction.

A summary of the significant effects of the restatement on the 1999 financial statements is as follows:

                                             As Previously             As
                                               Reported             Restated
Balance sheet
  Paid-in Capital                             $ 2,881,479         $ 2,946,110
  Accumulated Deficit                          (6,673,589)         (6,738,220)


9.    SUBSEQUENT EVENTS

     On July 28, 2000, the Company issued an additional 801,847 shares of the Series A Preferred Stock to certain purchasers for approximately $2.6 million in cash pursuant to the Amended and Restated Securities Purchase Agreement. Pursuant to the Amended and Restated Securities Purchase Agreement, the Company issued approximately an additional 46,000 warrants, with an exercise price of $.01 per share, that are exercisable for shares of Preferred Stock (or Common Stock if the Preferred Stock has been converted) if certain financial targets and/or approximately an additional 39,000 shares, with an exercise price of $.01 per share, if NASDAQ listing requirements are not achieved by September 29, 2000. The warrants will expire if not exercised before June 30, 2010. The purchasers were also granted certain registration rights with respect to the shares issued under the Amended and Restated Securities Purchase Agreement pursuant to the Amended and Restated Registration Rights Agreement.


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

Overview

     We are a provider of telephony services using traditional technologies and Internet Protocol ("IP"), which allows our customers to converge their data, Internet and voice networks via our managed IP network.

     We began offering our long distance and Internet services during the past year as part of our current business plan. We have aggressively been deploying IP gateways in 29 markets located throughout the United States with leading manufacturers such as Cisco Systems, Inc. ("Cisco"). Currently, Cisco supplies us with much of the equipment involved in establishing our IP gateways and building our network.

     IP transmission uses a technology called "packet-switching" to break voice, and other IP telephony services into discrete data packets, route them over our managed network and reassemble them into their original form for delivery to the end destination. Traditional long distance calls, in contrast, are made using a technology called "circuit switching" which carries these calls over traditional telephone networks. Circuit switching requires a dedicated connection between the caller and the recipient that must remain open for the duration of the call. In contrast, packet-switching technology allows data packets representing multiple conversations to be carried over the same line. This greater efficiency creates significant network cost savings that can be passed on to the consumer in the form of lower long distance and other telephony products. Additionally, IP allows various telephony products to utilize the same network, which results in an increased flexibility for a robust product offering.

     We have filed a patent application for a communications enabled browser and have filed a trademark application for the mark "CAB" as applied to the browser software. Both of these applications are currently pending approval.

     Effective May 19, 2000, we completed the acquisition of Synetric pursuant to a definitive Stock Agreement whereby we acquired all of the issued and outstanding shares of Synetric from eight (8) individuals, including officers and directors of Synetric. Pursuant to the Stock Agreement, we issued 286,458 shares of restricted common sock. The Stock Agreement provides that of the 286,458 shares delivered at closing, 33,229 shares will be held in escrow for a period of one (1) year following the closing to satisfy any future indemnification claims. Additionally, the Company issued 20,000 shares of restricted common stock to a consultant in connection with the acquisition of Synetric.

     On June 30, 2000, we completed an acquisition from World Access Telecommunications Group, Inc. of a division doing business as Enhanced Communications (the "Division") pursuant to an Asset Purchase Agreement ("Asset Agreement"). As consideration for the acquisition, we paid to World Access $6.0 million in cash, issued a convertible promissory note in the principal amount of $2.1 million and assumed liabilities in an approximate amount of $3.3 million, including approximately $2.7 million of assumed capital lease obligations. The effective date of the acquisition was June 1, 2000.

Revenue From Operations

     Currently, 99% of our revenues are derived from long distance services and Internet services. One of the Company's initial strategies is to continue to acquire existing customer bases concentrated in specific geographical areas which complement our current markets and convert them to our IP network. We also anticipate deriving revenues through direct sales by our existing employees, independent agents, and by leveraging our relationship with Cisco. In the future, in order to diversify, we plan to introduce a variety of value added services utilizing our VoIP network including:

   . Unified messaging;
   . IP video conferencing;

   . IP video; and
   . Wireless local loop.


     Revenues from operations for the six months ended June 30, 2000 were derived primarily from sales to wholesale voice customers. For the first time, for the three months ended June 30, 2000, margins from revenue exceeded our direct costs to offer those services. These cost include leased bandwidth, connection to the Internet, local lines within a local calling area, and minutes terminated on other carrier networks.

     We will continue to expand our network to handle projected volume, which will result in better efficiency. This coupled with converging various products (voice, video, data and Internet) over the same network are the key ingredients to approach profitability. The Company, as it continues to grow and build network, is not expected to be profitable in the foreseeable future.

     There are little or no seasonal changes in the revenue stream of the Company's business.

Cost Structure
--------------

   Our costs and expenses include:

   . network costs;
   . selling and marketing;
   . general and administrative; and
   . interest and depreciation.

     Network costs primarily consist of costs associated with the routing and termination of our customers' traffic. The costs include:

   . leased bandwidth and connection to the Internet;
   . local lines used to carry calls to and from our network locations; . our network facilities; and
   . calls terminated over other carrier networks.


     We expect these costs to increase into the future as we further expand our network in the United States and throughout the world. The Company will continue to incur network costs in order to continue to grow revenue. The network will have to be expanded to handle additional volume.

     Sales and marketing expenses include the expenses anticipated to be associated with acquiring customers, establishing brand recognition, commissions paid to our sales personnel, advertising costs and customer referral fees. We expect sales and marketing expenses to increase over time as we aggressively market our products and services.

     During the second quarter of 2000, sales and marketing expenses increased as a result of new personnel and the start of various marketing campaigns.
Sales and marketing expenses are expected to increase both in terms of absolute dollars and as a percentage of revenue as our revenue grows. We expect to spend significant capital to build brand recognition to the extent possible due to our relatively small size. Much of our sales and marketing expenses are anticipated to be expanded to obtain strategic relationships with a variety of agents, publications, portals, content providers and other key customer destinations on the Web.

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

     Interest expense includes the cost incurred for commissions (recognized over the life of the notes) on the issuance of the short-term notes and interest on the notes, interest expense on our capital lease obligations and interest on our Cisco debt facility. As of June 30, there were no borrowings under the Cisco facility. The notes have a term of nine-months with an interest rate of 13.35%. During the six months ended June 30, 2000, we had net interest expense in the aggregate amount of $514,976.

     Depreciation primarily relates to our telecommunications equipment. We depreciate this equipment over its estimated useful life of five to seven years using the straight-line method. In addition, we will be adding more originating and terminating IP Gateways as traffic volumes justify. We expect depreciation to increase in absolute terms as we grow our networks to support new and acquired customers, but to decrease as a percentage of total revenue.

RESULTS OF OPERATIONS

          The following table sets forth, for the three months and six months ended June 30, 2000 and 1999, respectively, the results of operations of the Company.


                                                     Three Month Period                             Six Month Period
                                                            Ended                                         Ended
                                                           June 30,                                      June 30,
                                                    2000               1999                     2000                   1999
                                                (Unaudited)                                 (Unaudited)
REVENUES                                        $ 5,296,991          $ 135,760              $ 5,706,799            $   259,960

EXPENSES:
   Direct expenses                                4,946,360            307,839                5,571,932                460,805
   General and admin. expenses                    2,664,997            543,849                4,132,515              1,081,931
                                                -----------          ---------              -----------            -----------

           Total expenses                         7,611,357            851,688                9,704,447              1,542,736
                                                -----------          ---------              -----------            -----------

OPERATING LOSS                                   (2,314,366)          (715,928)              (3,997,648)            (1,282,776)

OTHER INCOME (EXPENSE):
   Interest income                                    2,071              2,785                   12,885                  3,377
   Interest expense                                (212,443)          (272,536)                (527,861)              (344,472)
                                                -----------          ---------              -----------            -----------

           Total other expense                     (210,372)          (269,751)                (514,976)              (341,095)
                                                -----------          ---------              -----------            -----------

NET LOSS                                        $(2,524,738)         $(985,679)             $(4,512,624)           $(1,623,871)
                                                ===========          =========              ===========            ===========

     THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30,
1999

     Revenue increased to $5,296,991 for the three months ended June 30, 2000 from $135,760 for the three months ended June 30, 1999. The increase is a result of our business moving from the start-up phase into an operational entity, the acquisition of Enhanced Communications and Synetric. Of revenue generated for the three months ended June 30, 2000, revenue from wholesale voice sales accounted for approximately 97%. The remainder was the result of wholesale Internet and equipment sales. We expect our wholesale revenue to continue to grow, as we continue to expand our network into additional locations. We have expanded our points of presence ("POPs") in major markets to handle DS-3 traffic. The focus on the wholesale revenue gives us the ability to grow our network and offer more on-net locations to the enterprise market. The enterprise market will primarily consist of large corporate customers interested in converged IP telephony products.

     Total direct costs increased to $4,946,360 for the three months ended June 30, 2000 from $307,839 for the three months ended June 30, 1999. The increase of costs in the three months ended June 30, 2000 over the three months ended June 30, 1999 is a result of our increased revenue. As we expand our network to DS-3 level service in each of our major markets, we expect network cost to continue to increase. We have continued to purchase additional equipment to expand our IP network therefore direct costs have increased. As we continue to implement several of the new wholesale contracts, in the second quarter of fiscal year 2000, direct costs as a percentage of revenue are expected to decrease for a period of time and then track as a percentage of revenue.

     General and Administrative costs increased to $2,190,132 for the three months ended June 30, 2000 from $299,646 for the three months ended June 30, 1999. As we continue to build our network, expand our product offering and execute our business plan, we expect these expenses to continue to increase. The primary reason for this increase relates to expanded marketing efforts and hiring of additional personnel. These costs are expected to increase as a percentage of revenue for a period, until all necessary personnel and systems are in place to handle future revenue and support future products. Thereafter, we anticipate that general and administrative costs will increase but not as a percentage of revenues.

     Depreciation and Amortization costs increased to $474,865 for the three months ended June 30, 2000 from $244,203 for the three months ended June 30, 1999. Depreciation consists primarily of the depreciation of our IP gateways and other telecom equipment. We depreciate this network equipment over five to seven years on a straight-line basis. It can be expected that depreciation will continue to increase as we continue to expand our network. Amortization expense consists of the amortization of goodwill from the acquisitions of Enhanced Communications (effective June 1, 2000) and Synetric (effective May 18, 2000).

     Net Interest expense decreased to $210,372 for the three months ended June 30, 2000 from $269,751 for the three months ended June 30, 1999. This decrease is the result of the repayment of short-term notes during the second quarter 2000. We expect interest to increase throughout the rest of fiscal year 2000, as a result of the acquisition of Enhanced Communications and the use of the Cisco credit facility to purchase equipment.

     SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Revenue increased to $5,706,799 for the six months ended June 30, 2000 from $259,960 for the six months ended June 30, 1999. The increase is a result of our business moving from the start-up phase into an operational entity, the acquisition of Enhanced Communications and the acquisition of Synetric. Of revenue generated in for the six months ended June 30, 2000, revenue from wholesale voice sales accounted for approximately 97%. The remainder was the result of wholesale Internet and equipment sales. We expect our wholesale revenue to continue to grow, as we continue to expand our network into additional locations. We have expanded our POPs in major markets to handle DS-3 traffic. The focus on the wholesale revenue gives us the ability to grow our network and offer more on-net locations to the enterprise market. The enterprise market will primarily consist of large corporate customers interested in converged IP telephony products.

     Total direct costs increased to $5,571,932 for the six months ended June 30, 2000 from $460,805 for the six months ended June 30, 1999. The increase of costs is a direct result of the increase in revenue. As we expand our network to DS-3 level service in each of our major markets, we expect network cost to continue to increase. We have continued to purchase additional equipment to expand our IP network therefore direct costs have increased. As we continue to implement several of the new wholesale contracts, in the second quarter of fiscal year 2000, direct costs as a percentage of revenue are expected to decrease for a period of time and then track as a percentage of revenue.

     General and Administrative costs increased to $3,260,400 for the six months ended June 30, 2000 from $809,931 for the six months ended June 30, 1999. As we continue to build our network, expand our product offering and execute our business plan, we expect these expenses to continue to increase. The primary reason for this increase relates to expanded marketing efforts and hiring of additional personnel. These costs are expected to increase as a percentage of revenue for a period, until all necessary personnel and systems are in place to handle future revenue and support future products. Thereafter, we anticipate that general and administrative costs will increase but not as a percentage of revenues.

     Depreciation and Amortization costs increased to $872,115 for the six months ended June 30, 2000 from $272,000 for the six months ended June 30, 1999. Depreciation consists primarily of the depreciation of our IP gateways and other telecom equipment. We depreciate this network equipment over five to seven years on a straight-line basis. It can be expected that depreciation will continue to increase as we continue to expand our network. Amortization expense consists of the amortization of goodwill from the acquisitions of Enhanced Communications (effective June 1, 2000) and Synetric (effective May 18, 2000).

     Net Interest expense increased to $514,976 for the six months ended June 30, 2000 from $341,095 for the six months ended June 30, 1999. This increase is the result of the increase in the issuance of short-term notes and the commissions paid to broker-dealers for the sale of these notes throughout 1999 and through February 2000. In February 2000, we began to repay these notes. The current principal balance is $1.4 million. Additionally, we incur interest expense for the financing of our capital equipment.

Liquidity And Capital Resources
-------------------------------

     Since January of 1998 NVT, Inc. has privately issued a series of promissory notes. These funds were used primarily to continue the build-out of our IP network, which includes equipment purchases, and for working capital. The terms of these notes are nine-months with an interest rate of 13.35%. The notes are secured by revenues from contracts, equipment and a 10% cash reserve. The Company received a waiver from the paymaster of the Trustee to waive this requirement as of December 31, 1999, and as of February 23, 2000, the Company has complied with the debt covenant requirement. Since February 2000, the Company has not issued any of these promissory notes and has begun to repay the amount of short-term debt.

     At June 30, 2000, we had approximately $1.4 million outstanding in such notes. All of the Notes will be immature on or before November 2000. At this time, we intend to repay the Notes with existing cash.

     In February 2000, we sold to all accredited investors 1,200,000 shares of our Common Stock through a Private Placement Memorandum for $5.1 million. The cost of the offering was $125,000 for finder's fees. The net proceeds were primarily used for marketing, network expansion, working capital and the repayment of short-term debt.

     On May 31, 2000, we completed a credit facility with Cisco that provides $25.0 million in funding. The funding will be used primarily to fund equipment purchases in order to expand our network. The funding, in the form of a loan, is to be used for equipment purchases from Cisco and soft costs to install that equipment. The Company will receive the funding from Cisco over a period of 5 years and will be required to repay the principal plus interest at a rate of approximately 5.5% over LIBOR. There are no principal payments due until September 30, 2001. As of June 30, 2000, we have no balance outstanding on this facility.

     On May 18, 2000, we completed the acquisition of 100% of the outstanding shares of Synetric for 286,458 shares of the Company's restricted common stock. The stock purchase agreement provides that of the 286,458 shares delivered at closing, 33,229 shares will be held in escrow for a period of one (1) year following the closing to satisfy any future indemnification claims. As part of the acquisition approximately $2.7 million of goodwill has been recorded and is being amortized over 10 years. Additionally, the Company issued 20,000 shares of restricted common stock to a consultant in connection with the acquisition of Synetric.

     On June 30 and July 28, 2000, we completed the issuance of 4,398,658 shares of the Series A Preferred Stock for approximately $13.2 million to certain investors in a private equity offering. Pursuant to the Securities Purchase Agreement, we issued approximately 284,000 warrants, with an exercise price of $.01 per share, that are exercisable for shares of Preferred Stock (or Common Stock if the Preferred Stock has been converted) if certain financial targets and/or approximately 240,000 shares, with an exercise price of $.01 per share, NASDAQ listing requirements are not achieved by September 29, 2000. The warrants will expire if not exercised before June 30, 2010. The investors were also granted certain registration rights with respect to the shares issued under the Securities Purchase Agreement pursuant to a Registration Rights Agreement.

     The Preferred Stock holders have the right to convert at the option of each holder, at any time after six months of closing, into shares of the Company's common stock. The Company can convert the Preferred Stock into the Company's common stock if the average of the closing price of the common stock for any twenty-one (21) trading day period exceeds $27.50 per share and the shares of common stock are registered and freely tradeable. Each share of Preferred Stock can be converted into one share of common stock. The Preferred Stock ranks senior to all classes of common or preferred stock.

     On June 30, 2000, we completed an acquisition of certain assets and liabilities of Enhanced Communications, a division of World Access Telecommunications Group, Inc. for $6.0 million in cash, $2.1 million in a convertible secured note and assumed liabilities of approximately $3.3 million, including approximately $2.7 million of assumed capital lease obligations. The debt is payable to World Access over a period of four years at a rate of 2% over LIBOR. There are no principal payments due until December 31, 2001. The holder of the convertible secured note, at any time prior to or on the maturity date, may convert the then outstanding principal amount into shares of the Company's common stock at the current market price or a price not less than $10.00 per share. Substantially all of the assets of this subsidiary are pledged as collateral for this Note. Additionally, the parent Company is fully and unconditionally liable for the payment of the Note to World Access. As part of the acquisition approximately $7.1 million of goodwill has been recorded and is being amortized over 10 years.

     As of June 30, 2000, we had approximately $3.9 million in cash and cash equivalents. Our operating activities used cash of approximately $2.1 million for the six months ended June 30, 2000, compared to approximately $1.4 million for the six months ended June 30, 1999. Our cash used in operating activities was principally for the result of the Company losses. Cash used in investing activities for the six months ended June 30, 2000 was approximately $8.2 million and $0.2 million for the six months ended June 30, 1999. Our cash used in operating and investing activities was principally for the acquisition of Enhanced Communications, the purchase of telecommunications and Internet equipment. Our financing activities provided cash of approximately $14.3 million and $1.8 million for the six months ended June 30, 2000 and 1999, respectively. The principal sources of the cash provided were additional funding from the sale of the preferred stock and common stock offerings in February and May 2000.

     Our future capital requirements will depend on numerous factors, including:

          .  market acceptance of our services;
          .  brand promotions;
          . the amount of resources we devote to the development of our current and future products; and
          . the expansion of our in-house sales force and marketing our services.

     We may experience a substantial increase in our capital expenditures and lease arrangements consistent with the growth in our operations and adding additional personnel. Our current cash flow from operations is not sufficient to meet our working capital and capital expenditure needs for at least the next twelve (12) months and accordingly, we have obtained and will continue to seek additional financing. Accordingly, there can be no assurance that we will have sufficient capital to finance potential acquisitions or other growth oriented activities, and may issue additional equity securities, incur debt or obtain other financing. We have no other material capital commitments.

                          PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

     We are not currently a party to any legal proceedings, nor are we aware of pending or threatened litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In February 2000, the Company sold 1,200,000 shares of its Common Stock at $4.25 to 79 investors for a total of $5,100,000. Finders fee of $125,000 were paid in connection with the sales. The shares of Common Stock issued by the Company in connection with this offering are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act of 1933, as amended ("Act") and were issued pursuant to certain "private placement" exemptions under Section 4(2) and rule 506 of Regulation D of the Act, as promulgated by the Securities and Exchange Commission. The sales of the Common Stock were to "accredited" investors, as that term is defined in rule 501 of Regulation D of the Act, and were transactions by the Company not involving any public offering. Although not required, all such accredited investors had access to information on the Company necessary to make an informed investment decision. All of the aforesaid purchasers were fully informed and advised concerning the Company, its business, financial and other matters by way of a Private Placement Memorandum. All of the aforesaid securities have been appropriately marked with a restricted legend and are "restricted securities," as defined in Rule 144 of the rules and regulations of the Securities and Exchange Commission. The Company's transfer agent has been instructed to mark "stop transfer" on its ledgers to assure that these securities will not be transferred absent registration or until the availability of an exemption therefrom is determined. The proceeds of this offering were used for working capital, marketing efforts and payment of short-term debt.

     In February 2000, the Company declared a 2-for-1 stock split of all outstanding shares for all stockholders of record as of March 14, 2000. Retroactive effect has been given to the stock split in stockholders' equity accounts as of December 31, 1999, and in all share and per-share data in the accompany consolidated unaudited interim financial statements.

     On June 30, 2000, the Company issued 3,578,349 shares at $3.25 share of a the Series A Preferred Stock ("Preferred Stock") to certain purchasers for approximately $10.6 million in cash pursuant to a Securities Purchase Agreement among the Company and the purchasers (the "Securities Purchase Agreement"). Pursuant to the Securities Purchase Agreement, the Company issued approximately 238,000 warrants, with an exercise price of $.01 per share, that are exercisable for shares of Preferred Stock (or Common Stock if the Preferred Stock has been converted) if certain financial targets and/or approximately 201,000 shares, with an exercise price of $.01 per share, NASDAQ listing requirements are not achieved by September 29, 2000. The warrants will expire if not exercised before June

30, 2010. The purchasers were also granted certain registration rights with respect to the shares issued under the Securities Purchase Agreement pursuant to a Registration Rights Agreement. The proceeds of this offering were used fund the acquisition of a division doing business as Enhanced Communications from World Access Telecommunications Group, Inc.

     On July 28, 2000, the Company issued an additional 801,847 shares of the Series A Preferred Stock to certain purchasers for approximately $2.6 million in cash pursuant to the Amended and Restated Securities Purchase Agreement. Pursuant to the Amended and Restated Securities Purchase Agreement, the Company issued approximately an additional 46,000 warrants, with an exercise price of $.01 per share, that are exercisable for shares of Preferred Stock (or Common Stock if the Preferred Stock has been converted) if certain financial targets and/or approximately an additional 39,000 shares, with an exercise price of $.01 per share, if NASDAQ listing requirements are not achieved by September 29, 2000. The warrants will expire if not exercised before June 30, 2010. The purchasers were also granted certain registration rights with respect to the shares issued under the Amended and Restated Securities Purchase Agreement pursuant to the Amended and Restated Registration Rights Agreement. The proceeds of this offering were used for working capital, marketing efforts and payment of short-term debt.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

     There was no default upon our senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     (1) On May 19, 2000, we filed a Form 8-K (pursuant to Item 2 and 7) in connection with the acquisition of Synetric, Inc. pursuant to a definitive Stock Purchase Agreement ("Agreement") whereby we acquired all of the issued and outstanding shares of Synetric from eight (8) individuals, including officers and directors of Synetric. Pursuant to the Agreement, we issued 286,458 shares of the Company's restricted common stock. The Agreement provides that of the 286,458 shares delivered at closing, 33,229 shares will be held in escrow for a period of one (1) year following the closing to satisfy any future indemnification claims.

(2) On June 23, 2000, we filed a Form 8-K (pursuant to Item 5) in connection to a Credit Agreement with Cisco Systems Capital Corporation. The Credit Agreement permits the Company to borrow up to $15,000,000 for a twelve-month period and an additional $10,000,000 for a twelve-month period after year one. We must utilize the proceeds of the Credit Agreement of up to $20,000,000 for the financing of the purchase of Cisco Systems networking hardware and up to $5,000,000 for the costs of integration and installation of Cisco Systems solutions.

(3) On June 30, 2000, we filed a Form 8-K (pursuant to Item 2, 5 and 7) in connection with the acquisition of certain assets and liabilities of Enhanced Communications, a division of World Access Telecommunications Group, Inc. for $6.0 million in cash, $2.1 million in a convertible secured note and assumed liabilities of approximately $3.3 million and the issuance of 3,578,349 shares of newly created series of Series A Preferred Stock to certain purchasers for approximately $10.6 million in cash.

(4) On August 17, 2000, we filed a Form 8-K (pursuant to Item 5) in connection with the issuance of an additional 818,309 shares of a newly created series of Series A Preferred Stock to certain purchasers for approximately $2.6 million in cash pursuant to the Amended and Restated Securities Purchase Agreement among the Company and the purchasers.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NETVOICE TECHNOLOGIES CORPORATION

Date:  August 21, 2000              By: /s/ JEFFREY ROTHELL
                                       -------------------------------------
                                       Jeffrey Rothell, President, Chief
                                       Executive Officer

Date:  August 21, 2000              By: /s/ GARTH COOK
                                       -------------------------------------
                                       Garth Cook, Treasurer, Chief Financial
                                       Officer and Chief Accounting Officer