Form 10QSB/A
period 2000-03-31
NETVOICE TECHNOLOGIES CORP
filed 2000-09-18
CIK 1103062

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-QSB/A1


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

                      Commission File No.__________


                    NETVOICE TECHNOLOGIES CORPORATION
         ------------------------------------------------------
         (Exact Name of Registrant as Specified in its Charter)


               NEVADA                                 91-1986538
   -------------------------------             ----------------------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification Number)



                     3201 WEST ROYAL LANE, SUITE 160
                          IRVING, TEXAS  75063

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

                    NETVOICE TECHNOLOGIES CORPORATION


                            TABLE OF CONTENTS


                                                                     PAGE
                                                                     ----

PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements                                          3

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11


PART II.       OTHER INFORMATION


Item 1.   Legal Proceedings                                            18

Item 2.   Changes in Securities and Use of Proceeds                    18

Item 3.   Default Upon Senior Securities                               18

Item 4.   Submission of Matters to a Vote of Security Holders          18

Item 5.   Other Information                                            19

Item 6.   Exhibits and Reports on Form 8-K                             19

Signatures                                                             20

                     PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                      MARCH 31,       DECEMBER 31,
ASSETS                                                                  2000             1999

                                                                     (UNAUDITED)     (AS RESTATED,
                                                                                      AUDITED SEE
                                                                                        NOTE 7)

CURRENT ASSETS:
  Cash and cash equivalents                                         $  2,564,174     $     20,085

  Restricted cash                                                        327,320

  Accounts receivable - trade                                            303,857          190,733
  Prepaid expenses                                                        98,893           86,505
                                                                    ------------     ------------

      Total current assets                                             3,294,244          297,323

PROPERTY AND EQUIPMENT, NET                                            2,895,004          860,534

OTHER ASSETS                                                             237,955          300,787
                                                                    ------------     ------------

TOTAL                                                               $  6,427,203     $  1,458,644
                                                                    ============     ============



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                  $  2,747,429     $  1,519,154
  Accrued expenses                                                       267,108          180,082
  Notes payable and current portion of capital lease obligations       3,726,638        3,659,905
  Unearned revenue                                                        95,000           30,000
                                                                    ------------     ------------

      Total current liabilities                                        6,836,175        5,389,141

LONG-TERM DEBT                                                           458,581          223,056
                                                                    ------------     ------------

      Total liabilities                                                7,294,756        5,612,197


COMMITMENTS AND CONTINGENCIES (See Notes)


STOCKHOLDERS' DEFICIT:
  Preferred stock; 50,000,000 shares authorized at $0.001 par value, none issued

  Common stock, 100,000,000 shares authorized at $0.001 par value;
    12,836,600 and 10,741,600 shares issued and outstanding,
    respectively                                                          12,837           10,742
  Paid-in capital                                                      8,082,894        2,940,739
  Unearned compensation                                                 (237,179)        (366,814)
  Accumulated deficit                                                 (8,726,105)      (6,738,220)

                                                                    ------------     ------------

      Total stockholders' deficit                                       (867,553)      (4,153,553)
                                                                    ------------     ------------

TOTAL                                                               $  6,427,203     $  1,458,644
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

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
THREE MONTHS ENDED MARCH 31, 2000

                                                COMMON STOCK
                                           --------------------
                                                                 PAID-IN       UNEARNED     ACCUMULATED
                                            SHARES      AMOUNT   CAPITAL     COMPENSATION     DEFICIT        TOTAL



BALANCE, JANUARY 1, 2000 (RESTATED)        10,741,600   $10,742  $2,940,739  $  (366,814)    $(6,738,220)  $(4,153,553)

 Restricted shares (44,000) granted to
   employees                                                        163,000     (163,000)                          -

Options exercised                              12,500        13       6,237                                      6,250

 Shares sold as part of private placement
   memorandum at $4.25, net of
   issuance costs                           1,200,000     1,200   4,973,800                                  4,975,000


 Amortization of unearned compensation                                           292,635                       292,635


 Restricted shares issued to officers,
   directors and employees                    882,500       882        (882)                                       -


  Net loss                                                                                    (1,987,885)   (1,987,885)
                                           ----------   -------  ----------  -----------      ----------    ----------


BALANCE, MARCH 31, 2000 (Unaudited)        12,836,600   $12,837  $8,082,894  $  (237,139)    $(8,726,105)   $ (867,553)

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

A summary of the significant effects of the restatement on the 1999 balance sheet is as follows:

                                                AS PREVIOUSLY         AS
                                                   REPORTED        RESTATED

Balance sheet
 Paid-in Capital                                 $ 2,881,479     $ 2,940,739
 Accumulated Deficit                              (6,673,589)     (6,738,220)

The restatement in 1999 had no effect on the Company's statement of operations for the three-month period ended March 31, 1999.

8. SUBSEQUENT EVENTS


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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 2000

============================================================================================
                                                                Three Months Ended March 31,
                                                                    2000            1999
                                                                ------------    ------------
Revenues.....................................................   $    409,808    $    124,201

Expenses:
  Direct Costs...............................................        625,572         152,966
  General and Admin. Expenses................................      1,467,518         538,084
                                                                   ---------         -------
 Total Expenses..............................................      2,093,090         691,050
                                                                   ---------         -------

Operating Loss...............................................     (1,683,282)       (566,849)


Other Income (Expenses): Net Interest........................       (304,603)        (71,343)
                                                                    --------         -------

Net Loss.....................................................   $ (1,987,885)   $   (638,192)
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

     Total direct costs increased from $152,966 for the three months ended March 31, 1999 to $625,572 for the three months ended March 31, 2000. The increase of costs in the three months ended March 31, 1999 over the three months ended March 31, 2000 is a result of our business moving from the start-up phase into an operational entity. We have continued to purchase additional equipment to expand our VoIP network therefore direct costs have increased. As we continue to implement several of the new wholesale contracts, in the second quarter of fiscal year 2000, direct costs as a percentage of revenue are expected to decrease.

     General and Administrative costs increased from $538,084 for the three months ended March 31, 1999 to $1,467,518 for the three months ended
March 31, 2000.

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

     Depreciation and Amortization costs increased from $27,797 for the three months ended March 31, 1999 to $104,615 for the three months ended March 31, 2000. Depreciation consists primarily of the depreciation of our VoIP gateways. We depreciate this network equipment over five years on a straight-line basis. It can be expected that depreciation will continue to increase as we continue to expand our network. Amortization consists of the amortization of the cost of one customer bases for the first quarter of 1999. This base was sold in December of 1999. We intend to acquire customer bases in the future that have synergies with our network and business plan. These synergies include profitability, location and type of customer.

     Net Interest expense increased from $71,343 for the three months ended March 31, 1999 to $304,603 for the three months ended March 31, 2000. This increase is the result of the increase in the issuance of short-term notes and the cost of our financing for capital equipment.


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


     As of March 31, 2000, we had approximately $2.6 million in cash and cash equivalents. Our operating activities used cash of $273,014 for the three months ended March 31, 2000, compared to $680,017 for the three months ended March 31, 1999. Our cash used in operating activities was principally for the result of the Company losses. Cash (used in) and provided by investing activities was approximately ($1,702,175) and $139,809 for the three months ended March 31, 2000 and 1999, respectively. Our cash used in operating and investing activities was principally for the purchase of telecommunications and Internet equipment. Our financing activities generated cash of $4,519,278 and $1,071,596 for the three months ended
March 31, 2000 and 1999, respectively. The principal reason for the cash generated was a result of additional funding from the sale of notes and a common stock offerings in 1999 and 2000.


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

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     In February 2000, the Company sold 1,200,000 shares of its Common Stock at $4.25 to 79 investors for a total of $5,100,000. No commissions or fees were paid to any individual or entity in connection with the sales. The shares of Common Stock issued by the Company in connection with this offering are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act of 1933, as amended ("Act") and were issued pursuant to certain "private placement" exemptions under
Section 4(2) and rule 506 of Regulation D of the Act, as promulgated by the Securities and Exchange Commission. The sales of the Common Stock were to "accredited" investors, as that term is defined in rule 501 of Regulation
D of the Act, and were transactions by the Company not involving any public offering. Although not required, all such accredited investors had access to information on the Company necessary to make an informed investment decision. All of the aforesaid purchasers were fully informed and advised concerning the Company, its business, financial and other matters by a Private Placement Memorandum. All of the aforesaid securities have been appropriately marked with a restricted legend and are "restricted securities," as defined in Rule 144 of the rules and regulations of the Securities and Exchange Commission. The Company's transfer agent has been instructed to mark "stop transfer" on its ledgers to assure that these securities will not be transferred absent registration or until the availability of an exemption therefrom is determined. The proceeds of this offering were used for working capital, marketing efforts and payment of short term debt.

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


                                        NETVOICE TECHNOLOGIES CORPORATION


Date:     September 18, 2000            By: /s/ JEFFREY ROTHELL

                                           ------------------------------
                                           Jeffrey Rothell, President,
                                           Chief Executive Officer


Date:     September 18, 2000            By: /s/ GARTH COOK

                                           ------------------------------
                                           Garth Cook, Treasurer, Chief
                                           Financial Officer and Chief
                                           Accounting Officer