Form 10KSB40/A
period 1999-12-31
NETVOICE TECHNOLOGIES CORP
filed 2000-09-26
CIK 1103062

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                             FORM 10-KSB/A1


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

                       Commission File No. 0-29025

                    NETVOICE TECHNOLOGIES CORPORATION
                    ---------------------------------
         (Exact Name of Registrant as Specified in its Charter)

          Nevada                                  91-1986538
-------------------------------   ---------------------------------------
(State or Other Jurisdiction of   (I.R.S. Employer Identification Number)
Incorporation or Organization)



                     3201 WEST ROYAL LANE, SUITE 160
                            IRVING, TX  75063

           --------------------------------------------------
      (Address of Principal Executive Offices, Including Zip Code)

Registrants Telephone Number, Including Area Code:   (972) 788-2988

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. / X /

State the issuer's revenues for its most recent fiscal year. $1,212,363.
                                                             ----------
Documents incorporated by reference:
          DEFINITIVE PROXY STATEMENT FOR ANNUAL SHAREHOLDER MEETING 2000 EXHIBITS TO FORM 10SB (SEC FILE NO. 0-29025)

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

                                 PART I

     IN THIS ANNUAL REPORT ON FORM 10-KSB THE TERMS "NETVOICE," "COMPANY," "WE," "US" AND "OUR" REFER TO NETVOICE TECHNOLOGIES CORPORATION AND OUR WHOLLY OWNED SUBSIDIARIES, NETVOICE TECHNOLOGIES, INC. AND NETLD.COM, INC. WE REFER TO NETVOICE TECHNOLOGIES, INC. AS NVT, INC.; WE REFER TO NETLD.COM, INC. AS NLD; AND WE REFER TO OUR $.001 PAR VALUE COMMON STOCK AS COMMON STOCK. ALL REFERENCE TO THE NUMBER OF SHARES OUTSTANDING AND OTHER RELATED CALCULATIONS AND DATA ARE ADJUSTED THROUGHOUT THIS REPORT TO REFLECT THE 2 FOR 1 STOCK SPLIT WHICH OCCURRED IN MARCH 2000 UNLESS THE CONTEXT REQUIRES OTHERWISE.


     THIS AMENDMENT UPDATES VARIOUS SECTIONS OF THE FORM 10-KSB FILED ON APRIL 13, 2000 TO REFLECT A RESTATEMENT OF THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 1999 AND RELATED DISCLOSURES.


ITEM 1.  DESCRIPTION OF BUSINESS.

HISTORY


     Our Company is a Nevada corporation. We and our wholly-owned operating subsidiaries, NetVoice Technologies, Inc. and NetLD.com, Inc., both Nevada corporations, have executive and operating offices at 3201 West Royal Lane, Suite 160, Irving, Texas 75063. Our telephone number is (972) 788-2988. Our Website address is www.netvoice.net and www.netvoice.com.


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

     On August 13, 1998, NVT, Inc. concluded a reverse acquisition of Blue Pines, Inc. in which Blue Pines, Inc. issued 6,000,000 shares of common stock in exchange for all of the outstanding shares of common stock of NVT, Inc., the surviving accounting acquirer. As a result of the reverse acquisition, NVT, Inc. became a wholly-owned subsidiary of Blue Pines, Inc., and the six former shareholders of NVT, Inc. became the holders of approximately 75% of the outstanding shares of common stock of the Company. The remaining 25% of the shares were owned by the original non-affiliated shareholders of Blue Pines, Inc. On August 11, 1998, Blue Pines, Inc. changed its name to NetVoice Technologies Corporation. The value of assets that NVT, Inc. acquired as a result of the reverse acquisition was negligible because Blue Pines, Inc. was an inactive shell at the time of the reverse acquisition. There was no prior affiliation between the parties. Shares outstanding prior to the reverse acquisition have been restated to reflect the exchange ratio with Blue Pines, Inc. See "Principal Shareholders" and "Certain Transactions."


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

INDUSTRY BACKGROUND


     Management believes the Internet is experiencing unprecedented growth as a medium for communications and commerce and companies are increasingly using the Internet as a communication medium. A recent study by E-Marketer, a market research firm, estimated that 9.4 billion e-mail messages are delivered daily. Instant text communication through online "chat" rooms is also gaining widespread acceptance.

     We also believe online commerce is also becoming widely accepted as a means of doing business, however, projections for Internet commerce growth involve a multitude of variables, many of which cannot be readily predicted. International Data Corporation projects that commerce over the Internet will grow to approximately $1.3 trillion in 2003. Projections for Internet commerce growth involve a multitude of variables, none of which can be reliably predicted.


     The use of the Internet to make long distance calls will enable consumers the ability to talk directly to online sellers and facilitate the online purchasing experience at lower prices. We believe Internet long distance will become an important component of online purchasing and communicating with customers.

EMERGENCE OF INTERNET TELEPHONY


     Internet telephony has emerged as a low cost alternative to traditional long distance calls. The revenue of an IP telephony service provider depends on the volume of minutes that it originates, it terminates, or that transits its network, or a combination of the three. Thus, the minutes of use is the critical metric for assessing an IP telephony service providers opportunity. According to International Data Corporation, VoIP Telephony will be 135 billion minutes by 2004, up from 2.7 billion today. IDC also estimates the IP telephony services annual revenue will reach $19 billion by 2004, however, only $2.75 billion will be attributed to the domestic market which is our current focus. However, it is estimated that as IP technology improves, domestic use will increase substantially.


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

LIMITATIONS OF EXISTING INTERNET TELEPHONY SOLUTIONS

     The growth of Internet telephony has been limited to date due to poor sound quality attributable to technological issues such as delays in packet transmission and network capacity limitations. However, recent improvements in packet-switching technology, new software algorithms and improved hardware have substantially reduced delays in packet transmissions. In addition, the use of private networks such as our lease facilities to transmit calls as an alternative to the public Internet is helping to alleviate network capacity constraints. These networks are profitable due to the efficiencies obtained with the use of IP as a method of transport.

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

WEBSITE TRAFFIC AND SALES

     * www.netvoice.net (netvoice.com) is currently receiving approximately 14,000 individual visitors per month.

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

CONTRACTUAL RELATIONSHIPS

     We have entered into certain contractual relationships to provide our customers communication products and establish a high quality VoIP network. Each relationship is important to our continuing operations. The agreements include:

     * CISCO SYSTEMS, INC. We utilize a Cisco Systems Powered Network that uses a technology called "packet-switching" to break voice and fax calls into discrete data packets, route them over the Internet or our network and reassemble them into their original form for delivery to the recipient. This greater efficiency creates network cost savings that can be passed on to the consumer in the form of lower long distance rates. Our relationship with Cisco allows us to benefit from their newly-developed products and services as they become available. Equipment was originally leased from Cisco on a 2-year basis, for a monthly lease payment of approximately $2,400. However, because of the expansion of our network, we have entered into several amendments to our original lease with Cisco. Through the amendments, we have incorporated additional Cisco equipment into our network and have extended the term of our lease. Due to our utilization of more Cisco equipment, our monthly payments have increased to approximately $40,000 per month and will continue to increase as we build and expand our network.

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


Our successful distribution of the browser is key to achieve these revenue streams.


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

CUSTOMERS


     During the fiscal year ended December 31, 1998, IXC Communications, Inc. (formerly Coastal Telephone, Inc.) ("IXC") accounted for approximately 61% of our total revenues and for the year ended December 31, 1999, IXC accounted for 23% of our revenues. Caprock Communications Corporation and World Access, Inc. accounted for 11% and 30% of our revenues, respectively, during the fiscal year ended December 31, 1999. Recently, we signed two new wholesale agreements with Landmark Community News, Inc. ("Landmark") and Z-Tel, Inc. ("Z-Tel").


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


     We believe that the impact the loss of these customers on our revenues in the year 2000 will be offset by our current and future marketing efforts to other large customers.


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


     The Federal Communications Commission (the "FCC") has recently issued a Notice of Inquiry ("NOI"), soliciting comments on whether Section 255 of the Telecommunications Act of 1996 should apply to IP telephony. The rules and policies released by the FCC will require manufacturers of telecommunications equipment and providers of telecommunication services to ensure that such equipment and services are accessible to and useable by persons with disabilities. Management currently does not believe that these FCC rules and policies, if applied to IP telephony, will have a significant impact on our operations.


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

RISK FACTORS


     The risks described below are not the only ones that we face. Additional risks that are not yet known to us or that we currently think are immaterial could also impair our business, operating results or financial condition. Other information set forth in this Report, including our consolidated financial statements and the related notes detail other risks affecting our business. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected.


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

WE HAVE A HISTORY OF OPERATING LOSSES, CURRENT LIABILITIES OF $5.4 MILLION AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE


     We have incurred net losses of $1,723,367 for the year ended December 31, 1998 and $5,014,853 for the year ended December 31, 1999. As of December 31, 1999, we had an accumulated deficit of $6,738,220 and current liabilities of $5,389,141 million which includes notes due to noteholders in year 2000. The Company has never had any profits. We expect to continue to incur operating losses for at least the next eighteen months.
We expect that operating and marketing expenses will increase significantly during the next several years. In order to achieve and maintain profitability, we will need to generate significant revenue and we cannot assure you that we will generate sufficient revenue for profitability.
Even if we do achieve profitability, we cannot assure you that we will be able to sustain or increase profitability. If revenue grows more slowly than we anticipate or if operating and marketing expenses exceed our expectations or cannot be managed in proportion to revenues, our business, results of operations and financial condition will be materially adversely affected.


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


     We need to attract and retain other highly skilled technical and managerial personnel, for whom there is intense competition. Certain of such individuals must have skills and experience, which we do not have. We cannot assure you that we will be able to attract and retain the personnel necessary for the development of our business. The inability to attract and retain qualified technical and managerial personnel would materially adversely affect our business, results of operations and financial condition. Currently, we do not have any employment contracts with any of our key personnel, with the exception of our President, Jeff Rothell, and our Chief Financial Officer, Garth Cook. In addition, we do not maintain any key man insurance on any of these individuals.


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

WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FUNDS NECESSARY TO TAKE ADVANTAGE OF NEW OPPORTUNITIES AND MEET OUR OBLIGATIONS


     Due to our limited operating history, current liabilities of $5.4 million including notes due to our existing noteholders and the rapid evolution of the Internet telephony market, our future capital needs are difficult to predict. We currently have approximately $3.65 million due on the Notes in the calendar year 2000. All of the Notes will be due and payable through September, 2000, unless extended for nine (9) months at the option of the noteholder. At this time, we have the ability to repay all the notes as such obligations come due. Repayment of the Notes will be used at the expense of our efforts to become profitable due to our need for additional funds. We will require additional capital in order to take advantage of increasing the size of our network, unanticipated opportunities, including strategic alliances and potential acquisitions, or to respond to changing business conditions and unanticipated competitive pressures. Additionally, funds from operations may be less than
anticipated.   Should these circumstances arise, we will need to raise
additional funds, either by borrowing money or issuing additional equity. We cannot assure you that we will be able to raise such funds on favorable terms or at all. If we are unable to obtain additional funds as needed, then we may be unable to take advantage of new opportunities or take other actions that otherwise might be important to our business, results of operations and financial condition.

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


ITEM 2.  DESCRIPTION OF PROPERTY.


     Our address is 3201 West Royal Lane, Suite 160, Dallas, Texas 75063. The Company's telephone number is (972) 788-2988. The Company leases approximately 13,314 square feet at $12,205 per month for a period of five
(5) years which will expire March 31, 2005. The Company believes this space is adequate for its current needs.


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

                                  III.


     In January 1999, the Company issued 740,000 shares of stock to directors and certain employees. At the time the shares were issued there was no market in the Company's stock. The Company valued the shares at $.195 per share and compensation expense of $145,000 was recorded in during the year ended December 31, 1999. The stock vested immediately and these shares reflect the split on March 14, 2000. The Company offered these employees their shares pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. All employees took their shares for investment purposes without a view to distribution and had access to information concerning the Company. All certificates bear "restricted" legends prohibiting their transfer.


                                   IV.

     In February of 1999, one of the original shareholders returned 145,000 shares to the Company. The shares were forfeited because of the lack of effort the individual could devote to Company matters. The Company cancelled the shares upon receipt.

                                   V.


     In March and April 1999, the Registrant issued 986,500 shares of Common Stock at $1.00 to forty-one (41) individuals primarily through certain Officers and Directors at the time without the payment of commissions. The purchasers consisted primarily of friends and associates of these individuals. The Registrant claims the exemption from registration provided by Section 3(b) and 4(2) of the Securities Act of 1933, as amended (the "1933 Act") and Rule 504 pursuant to Regulation D adopted thereunder. A cash finders fee of 3% or approximately $30,000 in total was paid in connection with the sale of the shares to three finders. They were Diana Costain, Andres Montgomery and InterMountain Marketing Associates; all non-affiliates of the Company.


                                   VI.


     From January 1998 to December 1999, the Registrant's subsidiary NVT, Inc. has issued from time to time, a series of promissory notes to certain "accredited investors" and non-accredited investors. The issuance of NVT, Inc.'s notes to the 64 noteholders was made in reliance upon the exemption from registration provided by Section 4(2) of the 1933 Act and/or Regulation D and Rule 506 adopted thereunder. A total of 16 noteholders are non-accredited and forty-eight are accredited as defined pursuant to Rule 501 of regulation D. A finders fee of 10% was paid in connection with the sale of the notes to the same three finders as described above. All purchasers represented by way of Subscription Agreements, that they had access to information regarding the Company and purchased the securities for investment and not with a view to distribution. All notes issued to the purchasers were impressed with a restrictive legend advising that the shares represented by the certificates were "restricted" securities and may not be sold, transferred, pledged or hypothecated without having first been registered or the availability of an exemption from registration established. These purchasers who have renewed their notes have received updated information from the Company and executed amended subscription agreements.


                                  VII.

     From August to November of 1999, the Company issued 315,000 shares of stock to directors and certain employees. The Company valued the shares at a range of $.73 to $1.62 per share and compensation expense of $257,150 was recorded during the year ending December 31,

1999. The stock vested immediately. These numbers reflect the split on March 14, 2000. The Company offered these employees their shares pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. All employees took their shares for investment purposes without a view to distribution and had access to information concerning the Company. All certificates bear "restricted" legends prohibiting their transfer.

                                  VIII.


     From August to November 1999, the Company reserved to be issued
1,475,000 shares of stock to officers and certain employees. The Company valued the shares between $.73 and $1.73 per share depending on the date of grant. The stock vests based upon continued employment over a period of approximately 18 months. These numbers reflect the split on March 14, 2000. The Company recorded $1,201,200 as unearned compensation on the date of the grants of which $834,386 was amortized as compensation expense during the year ended December 31, 1999. The remaining $366,814 will be amortized as compensation expense on a straight-line basis over the vesting period. The Company offered these employees their shares pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. All employees took their shares for investment purposes without a view to distribution and had access to information concerning the Company. All certificates bear "restricted" legends prohibiting their transfer.


                                   IX.


     In February 2000, the Company sold 1,200,000 shares of its Common Stock at $4.25 to seventy-nine (79) investors for a total of $5,100,000.
No commissions or fees were paid to any individual or entity in connection with the sales. The shares of Common Stock issued by the Company in connection with this offering are deemed "restricted securities" within the meaning of that term as defined in Rule 144 of the Securities Act of 1933, as amended ("Act") and were issued pursuant to certain "private placement" exemptions under Section 4(2) and rule 506 of Regulation D of the Act, as promulgated by the Securities and Exchange Commission. The sales of the Common Stock were to "accredited" investors, as that term is defined in rule 501 of Regulation D of the Act, and were transactions by the Company not involving any public offering. Although not required, all such accredited investors had access to information on the Company necessary to make an informed investment decision. All of the aforesaid purchasers were fully informed and advised concerning the Company, its business, financial and other matters by way of a Private Placement Memorandum. All of the aforesaid securities have been appropriately marked with a restricted legend and are "restricted securities," as defined in Rule 144 of the rules and regulations of the Securities and Exchange Commission. The Company's transfer agent has been instructed to mark "stop transfer" on its ledgers to assure that these securities will not be transferred absent registration or until the availability of an exemption therefrom is determined.

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


     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, our ability to repay noteholders and other debt, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of such statements. We are under no duty to update any of the forward-looking statements after the date of this report.


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


     On August 13, 1998, NVT, Inc. concluded a reverse acquisition of Blue Pines, Inc. in which Blue Pines, Inc. issued 6,000,000 shares of common stock in exchange for all of the outstanding shares of common stock of NVT, Inc., the surviving accounting acquirer. As a result of the reverse acquisition, NVT, Inc. became a wholly-owned subsidiary of Blue Pines, Inc., and the six former shareholders of NVT, Inc. became the holders of approximately seventy five percent (75%) of the outstanding shares of common stock of the Company. The remaining 25% of the shares were owned by the original non-affiliated shareholders of Blue Pines, Inc. On August 11, 1998, Blue Pines, Inc. changed its name to Netvoice Technologies Corporation. The value of assets that NVT, Inc. acquired as a result of the reverse acquisition was negligible because Blue Pines, Inc. was an inactive shell at the time of the reverse acquisition. There was no prior affiliation between the parties. Shares outstanding prior to the reverse acquisition have been restated to reflect the exchange ratio with Blue Pines, Inc. See "Principal Shareholders" and "Certain Transactions."


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

FINANCING SOURCES


     In February 2000, we entered into a letter of intent with Cisco Systems Capital Corporation ("Cisco") that provides $28 million in funding. This is only a letter of intent and not a definitive Agreement. At this time the funding is contingent and if obtained will be used primarily to fund equipment purchases in order to expand our network. The funding, in the form of a loan, is to be used for equipment purchases from Cisco, soft costs to install that equipment and for working capital. The Company will receive the funding from Cisco over a period of 5 years and will be required to repay the principal plus interest at an adjustable rate.

     In February 2000, we sold to all accredited investors 1,200,000 shares of our Common Stock through a Private Placement Memorandum for $5.1 million. The average bid price of our common stock during the February 2000 private placement was $6.78 to $9.18. The costs of the offering were $20,000 for printing costs and related fees. The net proceeds will primarily be used for marketing, network expansion and working capital.

     From March 1999 through April 1999, we privately placed 986,500 shares of our Common Stock at $1.00 per share for a total of $986,500. Net proceeds of the offering after expenses was approximately $960,000. Expenses of the offering included the payment of fees to broker-dealers ($25,000) and costs of the offering including legal, accounting, printing, marketing-related expenses, due diligence expenses, travel related expenses, and preparation and distribution of sales literature. The net proceeds were primarily used by our subsidiary, NVT, Inc., to repay short-term loans and for working capital ($310,000), provide marketing funds ($150,000), and to begin the building of our Internet VoIP telephony network ($500,000).

     Since January of 1998 NVT, Inc. has privately issued a series of promissory notes. These funds were used primarily to continue the build-out of our VoIP network, which includes equipment purchases, and for working capital. The terms of these notes are nine-months with an interest rate of 13.35%. The notes are secured by revenues from contracts, equipment and a 10% cash reserve. At December 31, 1999, the Company was not in compliance with the 10% cash reserve. The Company received a waiver from the paymaster of the Trustee, and as of February 23, 2000 the Company has now complied with the reserve requirement.

     At January 31, 2000, we had approximately $4.0 million outstanding in such notes. During 1999, we repaid $2.5 million together with all accrued interest due. Approximately $4.0 million falls due throughout the calendar year 2000. All of the Notes will be due and payable in or before September, 2000, unless extended for nine (9) months at the option of the noteholder. At this time, we intend to offer conversion of these notes or to repay them in accordance with the terms of the notes with proceeds from existing funds or future public or private offerings. Currently, there are no conversion rights on behalf of the note holders.

     In October 1998 we purchased a customer list from Quantum Network Services, Inc. ("Quantum") a company owned by Mr. William Yotty, one of our former Directors, for $110,000 in cash. Quantum's historical costs basis in the customer list was $110,000. In June 1999, we purchased an additional customer list for $60,000 in cash from Quantum. Quantum had no historical cost basis in this customer list. New management, brought on in August, determined that these customer bases did not fit well with our current VoIP network. In December of 1999 the Company sold these bases to a related party for $175,000 in the form of the partial forgiveness of a note to Jim Chambas, a then Director. The customer bases were sold because the bases were dispersed in areas not serviced by our network and it was determined that expanding our network to service these customer bases would not be in the Company's best interest. The majority of the customer bases were located throughout California and to service them would have required an extensive build out of our then existing network. As of February 2000, the Company still owes the former Director approximately $139,000. The note is non-interest bearing and the original cash proceeds were used to fund working capital needs of the Company. The Company did not obtain a fairness opinion with respect to any of the above transactions or look for non-affiliated purchasers.

     Subsequent to the issuances of the Company's consolidated financial statements as of and for the year ended December 31, 1999, the Company's management determined that the cost for the purchase of a customer list from a company owned by a shareholder in June 1999 should have been accounted for as a capital distribution, and the proceeds from the sale of such customer list and the excess of the proceeds from the sale of another customer list over its amortized carrying cost, both having been sold to another shareholder in December 1999, should have been accounted for as capital contribution. These transactions are more fully discussed in Note
8. Previously, the purchase was accounted for as an asset acquisition with amortization of the cost charge to expense, and the sale was accounted for as an asset disposition with a gain recognized. Additionally, subsequent to the issuance of the Company's consolidated financial statements as of and for the period ended December 31, 1998, the Company's management determined that certain leases entered into in December 1998 should have been accounted for as operating leases. Previously, such leases had been accounted for as capital leases. As a result, the 1999 and 1998 financial statements have been restated from amounts previously reported to appropriately account for these transactions. The effects of the restatement are summarized in Note 12 to the consolidated financial statements.

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


     Depreciation primarily relates to our hardware infrastructure. We depreciate our infrastructure over its estimated five-year useful life using the straight-line method. In addition, we will be adding more originating and terminating VoIP Gateways as traffic volumes justify. We expect depreciation to increase in absolute terms as we grow our networks to support new and acquired customers, but to decrease as a percentage of total revenue. In February of 2000, we have entered into a letter of intent with Cisco for $28 million in funding with the majority to be used for equipment purchases over the next two years. See "Management's Discussion and Analysis or Plan of Operation - Financing Sources" for a more detailed discussion of the letter of intent.


RESULTS OF OPERATIONS -

===========================================================================
                                                             Period from
                                               Year        January 7, 1998
                                              Ending     (date of inception)
                                            December 31,   to December 31,

                                       1999, as restated  1998, as restated

===========================================================================

Revenues                                    $ 1,212,363       $   120,737
                                            -----------       -----------

Expenses:
Direct Costs                                  2,043,399           252,194

General and Admin. Expenses                   3,477,104           983,549

                                            -----------       -----------


Total Expenses                                5,520,503         1,235,743
                                            -----------       -----------


Operating Loss                               (4,308,140)       (1,115,006)

                                            -----------       -----------

Other Income (Expenses):

Net Interest                                   (675,195)         (368,561)
Gain (Loss) on Investment                       (31,518)         (239,800)
                                            -----------       -----------

Total Other Expenses                           (706,713)         (608,361)
                                            -----------       -----------


Net Loss                                    $(5,014,853)      $(1,723,367)

                                            ===========       ===========
===========================================================================

COMPARISON OF YEAR ENDED DECEMBER 31, 1999 TO THE PERIOD FROM JANUARY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998


     Revenue increased from $120,737 for the period ended December 31, 1998 to $1,212,363 for the year ended December 31, 1999. The increase is a result of our business moving from the start-up phase into an operational entity. Of revenue generated in 1999, revenue from wholesale sales over our VoIP network accounted for 80%. Additionally, as we expanded our network, we had more locations to offer existing customers. We expect our wholesale revenue to continue to grow, as we continue to expand our network into additional locations. Currently, we are expanding our "points of presence" in major markets to handle DS-3 traffic and above. The focus on the wholesale revenue is expected to give us the ability to grow our network and eventually begin to offer more on net locations when we enter the retail sector. This retail sector will primarily consist of corporate customers and various target and niche markets.


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


     Total direct costs increased from $252,194 for the period ended December 31, 1998 to $2,043,399 for the year ended December 31, 1999. The increase of costs in the year ended

December 31, 1999 over the period ending December 31, 1998 is a result of our business moving from the start-up phase into an operational entity. As we expand our network to DS-3 level service in each of our major markets, we expect network cost to increase by $50,000 per month. We have continued to purchase additional equipment to expand our VoIP network and direct costs have increased as a result. As we implement several of the new wholesale contracts, in the first quarter of fiscal year 2000, direct costs as a percentage of revenue are expected to decrease with J.D. Services, Inc., IDS Long Distance, Inc., Caprock Communication and General Communication Corporation.

     General and Administrative expenses increased from $983,549 for the period ended December 31, 1998 to $3,477,104 for the year ended December 31, 1999. As we continue to grow our network, expand our product offering and execute our business plan, we expect these expenses to continue to grow. The primary reason for this increase is the expense for marketing and costs of additional personnel. Also, the Company has hired several key individuals since August 1999 and incurred stock compensation expense in the amount of approximately $1,237,000 as a result. General and administrative expenses will increase as a percentage of revenue for a period, until all necessary personnel and systems are in place to handle future revenue and support future products. Thereafter, we anticipate that general and administrative costs will decrease as a proportion of revenues.

     Depreciation and Amortization costs increased from $36,627 for the period ended December 31, 1998 to $151,787 for the year ended December 31, 1999. It is anticipated depreciation for currently owned equipment in 2000 will be $200,000. Depreciation consists primarily of the depreciation of our VoIP gateways. We depreciate this network equipment over five years on a straight-line basis. It can be expected that depreciation will continue to increase as we continue to expand our network. Amortization consists of the amortization of the cost of two customer bases. In December of 1999, we sold these two bases to an affiliated company for forgiveness of a note and cash. We intend to acquire customer bases in the future that have synergies with our network and business plan. These synergies include profitability, location and type of customer.

     Net Interest expense increased from $368,561 for the period ended December 31, 1998 to $675,195 for the year ended December 31, 1999. This increase is the result of the increase in the issuance of short-term notes, the commissions paid to broker-dealers for the sale of these notes and the cost of our financing for capital equipment.

     Loss on Investment changed from $(239,800) for the period ended December 31, 1998 to $(31,518) for the year ended December 31, 1999. In 1998 we incurred a loss of $239,800 of a write-down of an investment in Mezzanine Capital to $200. In 1999, these costs represent a loss of $31,518 incurred with a potential acquisition. We expect these gains (losses) to vary based on changes in the Company's business.

     Our Net Loss increased from $(1,723,367) for the period ended December 31, 1998 to $(5,014,853) for the year ended December 31, 1999. This increase is due primarily to the continued expansion of our network and an increase in personnel and overhead. We expect continued and increasing losses as we continue to pursue our growth strategy.

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


     As of December 31, 1999 we had approximately $20,000 in cash and cash equivalents. Our operating activities used cash of approximately $2,840,000 for the year ended December 31, 1999, compared to approximately $1,146,000, for the period ended December 31, 1998. Cash used in investing activities was approximately $330,000 and $691,000 for the year ended December 31, 1999 and the period ended December 31, 1998, respectively.
Our cash used in investing activities was principally for the purchase of telecommunications and Internet equipment. Our financing activities provided cash of approximately $3,182,000 and $1,844,000 for the year ended December 31, 1999 and the period ended December 31, 1998, respectively.
The principal sources of the cash provided were additional funding from the sale of notes and a common stock offering in 1999.


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


     The Company expects to fund these year 2000 commitments from the funds raised in future private and public offerings. As of December 31, 1999, our working capital deficit is $5.1 million.


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


     In March of 2000 the Company entered into a letter of intent with Cisco Systems, Inc. for $28 million of financing. This is only a letter of intent and not a definitive Agreement. The funding would be used for the purchase of equipment and working capital and would be repaid over 5 years.


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

Electric     $21,000    1 yr.   Commitment for full         July 1999
 Lightwave                      amount for the entire period

MCI          $11,000    1 yr.   Commitment for 50% of       Sept 1999
 WorldCom                       the remaining due

Level 3      $40,000    1 yr.   Commitment for total        August 1999
 Communications, Inc.           amount for the full term

Caprock      $5,000     1 yr.   Take or Pay Commitment      July 1999
 Communications


     In December of 1999, we terminated services with Sprint. Management believes that the Company will be able to cancel the existing contracts without material adverse effect on the Company's consolidated financial statements. We are currently trying to negotiate a final settlement. We are in good standing with respect to all of our other commitments.



ITEM 7.   FINANCIAL STATEMENTS


     The Financial Statements set forth on pages F-1 to F-19 to this Report are incorporated herein by reference.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


     In December 1999, we engaged Deloitte & Touche, LLP as our auditors for the fiscal year ending December 1999. Previously, Schvanevedt & Company were the Company's auditors until their dismissal in December 1999. Schvanevedt & Company's report on the financial statements for the period ended December 31, 1998 did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles except that their report included an explanatory paragraph concerning our ability to continue as a going concern. The decision to change auditors was unanimously approved by the Company's Board of Directors in December 1999. There were no disagreements with Schvanevedt & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to Schvanevedt & Company's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with their reports.


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

     (a) (3)        Exhibits:

Exhibit
Number         Description
------         -----------------

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

10.29          Master Services Agreement with Signup Server, Inc.(1)

10.30          Office Lease and First Amendment thereto(1)

10.31          Employment Agreement with Jeff Rothell(1)

10.32          Employment Agreement with Garth Cook(1)


21             Subsidiaries of the Company*

27             Financial Data Schedule*

27.1           Financial Data Schedule
_____________
* previously filed

(1) Incorporated by reference to Registration Statement on Form 10SB dated January 17, 2000 (Commission File No. 0-29025).

     (b) During the quarter ended December 31, 1999, no Current Reports on Form 8-K were filed by the Company.

                    NETVOICE TECHNOLOGIES CORPORATION


                            TABLE OF CONTENTS

                                                                 Page
                                                                 ----
Independent Auditor's Report . . . . . . . . . . . . . . . . . . . F-2

Predecessor Auditor's Report . . . . . . . . . . . . . . . . . . . F-3


Consolidated Balance Sheets for December 31, 1999 (Restated)
 and 1998 (Restated) . . . . . . . . . . . . . . . . . . . . . . . F-4

Consolidated Statement of Operations for the year ended
 December 31, 1999 (Restated) and the period from January 7, 1998
 (date of inception) to December 31, 1998. . . . . . . . . . . . . F-5

Consolidated Statements of Stockholders' Deficit for the
 year ended December 31, 1999 (Restated) and the period from
 January 7,  1998 (date of inception) to December 31, 1998 . . . . F-6

Consolidated Statements of Cash Flow for the year ended
 December 31, 1999 (Restated) and the period from January 7, 1998
 (date of inception) to December 31, 1998 (Restated) . . . . . . . F-7

Notes to Consolidated Financial Statements . . . . . . . . . . F-8 - F-19

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of NetVoice Technologies Corporation:


We have audited the accompanying consolidated balance sheet of NetVoice Technologies Corporation and subsidiary (the "Company") as of December 31, 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


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


In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 12, the accompanying consolidated financial statements have been restated.



/s/ DELOITTE & TOUCHE LLP

Dallas, Texas

March 14, 2000, except for Note 12, as to which the date is August 2, 2000

INDEPENDENT AUDITOR'S REPORT

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


/s/ SCHVANEVELDT & COMPANY
Salt Lake City, Utah
December 15, 1999
Except Note #12 to which the date is March 14, 2000

NETVOICE TECHNOLOGIES CORPORATION

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------------------------

                                                                        1999            1998
                                                                    (AS RESTATED,   (AS RESTATED,
ASSETS                                                                 NOTE 12)        NOTE 12)

CURRENT ASSETS:
   Cash and cash equivalents                                        $    20,085      $     7,990
   Restricted cash and cash equivalents                                                  167,100
   Accounts receivable - trade                                          190,733           75,068
   Prepaid expenses                                                      86,505            6,063
                                                                    -----------      -----------

         Total current assets                                           297,323          256,221

PROPERTY AND EQUIPMENT, NET                                             860,534          495,376

OTHER ASSETS                                                            300,787          174,074
                                                                    -----------      -----------

TOTAL                                                               $ 1,458,644      $   925,671
                                                                    ===========      ===========



LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                 $ 1,519,154      $   426,161
   Accrued expenses                                                     180,082           63,568
   Current portion of notes payable and capital lease obligations     3,659,905        1,834,309
   Unearned revenue                                                      30,000
                                                                    -----------      -----------

         Total current liabilities                                    5,389,141        2,324,038

LONG-TERM DEBT, LESS CURRENT PORTION                                    223,056
                                                                    -----------      -----------

         Total liabilities                                            5,612,197        2,324,038

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT:
   Preferred stock; 50,000,000 shares authorized at $0.001 par value, none issued

   Common stock, 100,000,000 shares authorized at $0.001 par value;
      10,741,600 and 8,990,100 shares issued and outstanding,
      respectively                                                       10,742            8,940
   Paid-in capital                                                    2,940,739          316,010
   Unearned compensation                                               (366,814)
   Accumulated deficit                                               (6,738,220)      (1,723,367)
                                                                    -----------      -----------

         Total stockholders' deficit                                 (4,153,553)      (1,398,367)
                                                                    -----------      -----------

TOTAL                                                               $ 1,458,644      $   925,671
                                                                    ===========      ===========

See notes to consolidated financial statements.

NETVOICE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1999, AND
PERIOD FROM JANUARY 7, 1998 (DATE OF INCEPTION) TO
DECEMBER 31, 1998
-------------------------------------------------------------------------------------------------

                                                                        1999            1998
                                                                    (AS RESTATED,
                                                                       NOTE 12)

REVENUES                                                            $ 1,212,363      $   120,737

EXPENSES:
   Direct expenses                                                    2,043,399          252,194
   General and administrative expenses                                3,477,104          983,549
                                                                    -----------      -----------

         Total expenses                                               5,520,503        1,235,743
                                                                    -----------      -----------

OPERATING LOSS                                                       (4,308,140)      (1,115,006)

OTHER INCOME (EXPENSE):
   Interest income                                                        4,316            3,540
   Interest expense                                                    (679,511)        (372,101)
   Loss on investments                                                  (31,518)        (239,800)
                                                                    -----------      -----------

         Total other expense                                           (706,713)        (608,361)
                                                                    -----------      -----------


NET LOSS                                                            $(5,014,853)     $(1,723,367)
                                                                    ===========      ===========


BASIC AND DILUTED LOSS PER SHARE                                    $     (0.48)     $     (0.24)
                                                                    ===========      ===========

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING                10,404,446        7,246,064
                                                                    ===========      ===========


See notes to consolidated financial statements.

NETVOICE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEAR ENDED DECEMBER 31, 1999 (RESTATED), AND
PERIOD FROM JANUARY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998
--------------------------------------------------------------------------------------------------------------------


                                               COMMON STOCK
                                          --------------------
                                                                PAID-IN      UNEARNED     ACCUMULATED
                                           SHARES      AMOUNT   CAPITAL    COMPENSATION     DEFICIT       TOTAL

BALANCE, JANUARY 7, 1998  (DATE OF
  INCEPTION)                                     -    $   -    $      -     $      -      $       -     $       -

  Shares issued to incorporators           6,000,000    6,000       4,000                                    10,000

  Shares issued for "reverse acquisition"
    of Blue Pine, Inc.                     1,990,100    1,990      (1,990)                                      -

  Shares issued for investment in Mezzanine
    Capital, Ltd. at $.60 per share          400,000      400     239,600                                   240,000

  Shares issued for services                 600,000      600      74,400                                    75,000

  Net loss                                                                                 (1,723,367)   (1,723,367)
                                          ----------   ------  ----------   ----------    -----------   -----------

BALANCE, DECEMBER 31, 1998                 8,990,100    8,990     316,010          -       (1,723,367)   (1,398,367)

  Restricted shares issued (1,055,000
    shares) and granted (1,475,000 shares)
    to officers, directors and employees   1,055,000    1,055   1,602,295   (1,603,350)                         -

  Shares sold as part of private placement
    memorandum at $1.00 per share, net of
    issuance costs                           986,500      987     957,513                                   958,500

  Purchase of customer list from stockholder                      (60,000)                                  (60,000)

  Sale of customer list to stockholder in
    exchange for the forgiveness of debt                          124,631                                   124,631

  Canceled stock                            (290,000)    (290)        290                                       -

  Amortization of unearned compensation                                      1,236,536                    1,236,536

  Net loss                                                                                 (5,014,853)   (5,014,853)
                                          ----------  -------  ----------   ----------    -----------   -----------

BALANCE, DECEMBER 31, 1999                10,741,600  $10,742  $2,940,739   $ (366,814)   $(6,738,220)  $(4,153,553)
                                          ==========  =======  ==========   ==========    ===========   ===========



See notes to consolidated financial statements.

NETVOICE TECHNOLOGIES CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1999, AND
PERIOD FROM JANUARY 7, 1998 (DATE OF INCEPTION) TO DECEMBER 31, 1998
-------------------------------------------------------------------------------------------------

                                                                        1999            1998
                                                                    (AS RESTATED,   (AS RESTATED,
                                                                       NOTE 12)        NOTE 12)

OPERATING ACTIVITIES:
  Net loss                                                          $(5,014,853)     $(1,723,367)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Loss on investments                                                  31,518          239,800
    Depreciation and amortization                                       151,787           36,627
    Expenses paid by stock in lieu of cash                                                75,000
    Stock issued to employees, officers and directors                 1,236,536
    Changes in operating assets and liabilities:
      Accounts receivable                                              (115,665)         (75,068)
      Prepaid expenses                                                  (80,442)          (6,063)
      Accounts payable                                                1,092,993          426,161
      Accrued expenses                                                  116,514           63,568
      Unearned revenue                                                   30,000
      Other assets                                                     (288,380)        (182,208)
                                                                    -----------      -----------

       Net cash used in operating activities                         (2,839,992)      (1,145,550)
                                                                    -----------      -----------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                   (462,129)        (523,669)
  Decrease (increase) in restricted cash and cash equivalents           167,100         (167,100)
  Purchase of investments                                               (35,036)
                                                                    -----------      -----------

       Net cash used in investing activities                           (330,065)        (690,769)
                                                                    -----------      -----------

FINANCING ACTIVITIES:
  Proceeds from the sale of common stock                                958,500           10,000
  Proceeds from long-term debt                                        3,892,989        2,039,309
  Payments on long-term debt                                         (1,669,337)        (205,000)
                                                                    -----------      -----------

       Net cash provided by financial activities                      3,182,152        1,844,309
                                                                    -----------      -----------

INCREASE IN CASH AND CASH EQUIVALENTS                                    12,095            7,990

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                         7,990
                                                                    -----------      -----------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                         $    20,085      $     7,990
                                                                    ===========      ===========

SUPPLEMENTAL DISCLOSURES - Interest paid                            $   368,774      $   372,101
                                                                    ===========      ===========

NONCASH TRANSACTIONS:
  Issued 400,000 shares of common stock to acquire 40,000 shares
  of Mezzanine Capital, Ltd.                                        $       -        $   240,000
                                                                    ===========      ===========

  Issued 600,000 shares of common stock for services                $       -        $    75,000
                                                                    ===========      ===========

  Issued 1,055,000 compensatory shares to officers, directors
  and employees                                                     $ 1,602,822      $       -
                                                                    ===========      ===========

  Assets acquired through capital leases                            $    31,631      $       -
                                                                    ===========      ===========

  Forgiveness of debt in exchange for customer lists                $   175,000      $       -
                                                                    ===========      ===========



See notes to consolidated financial statements.

NETVOICE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 1999 (RESTATED), AND

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


On August 13, 1998, NVT, Inc. concluded a reverse acquisition of Blue Pines, Inc. in which Blue Pines, Inc. issued 6,000,000 shares of common stock in exchange for all of the outstanding shares of common stock of NVT, Inc., the surviving accounting acquirer. As a result of the reverse acquisition, NVT, Inc. became a wholly owned subsidiary of Blue Pines, Inc., and the six former stockholders of NVT, Inc. became the holders of approximately 75% of the outstanding shares of common stock of the Company. The remaining 25% of the shares were owned by the original non-affiliated stockholders of Blue Pines, Inc. On August 11, 1998, Blue Pines, Inc. changed its name to NetVoice Technologies Corporation. The value of assets that NVT, Inc. acquired as a result of the reverse acquisition was negligible because Blue Pines, Inc. was an inactive shell at the time of the reverse acquisition. There was no prior affiliation between the parties. Shares outstanding prior to the reverse acquisition have been restated to reflect the exchange ratio with Blue Pines, Inc.


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

The Company has incurred net losses of $5,014,853 and $1,723,367 in 1999 and 1998, respectively. The Company has also had negative cash flows from operating activities of $2,839,992 and $1,145,550 in 1999 and 1998, respectively. The Company must obtain additional debt or equity capital to continue its current operations and to meet debt service requirements. As described in Note 11, the Company has entered into a letter of intent for $28.0 million credit facility with Cisco Systems. Management has also completed a private placement of 1,200,000 shares of its common stock for $5.1 million. The Company believes that this additional financing and private placement will be sufficient to support the Company's liquidity requirements through December 31, 2000.

Management also believes there can be no assurances that additional financing can be obtained from conventional sources. Therefore, management is exploring alternative sources of financing support that include seeking strategic investors and/or technology partners. There can be no assurance that the Company will be successful in obtaining any of the necessary financing on reasonable terms or at all.

REVENUES FROM TRADITIONAL LONG DISTANCE SERVICES RECOGNITION POLICY - Traditional long distance services provided to consumers and long distance services sold in bulk to other carriers are recognized in the period the minutes are used. Any amounts prepaid are deferred until the period service are provided.

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


CASH AND CASH EQUIVALENTS - The Company considers all short-term, highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.


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

     Furniture and equipment                           3 to 10 years
     Computer and telephone equipment                  3 to 10 years


ACCOUNTS RECEIVABLE - The Company does not have an allowance for doubtful accounts at December 31, 1999 and 1998. It is management's belief that all accounts receivable balances at December 31, 1999 are probable of collection.

INCOME TAXES - The Company and its subsidiaries file a consolidated tax return. Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company annually evaluates the recoverability of the deferred tax asset and adjusts the valuation allowance for the portion of such asset not considered more likely than not to be realized.

EARNINGS PER SHARE - Basic earnings per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by including contingently issuable shares with the weighted average shares outstanding during the period. Contingently issuable shares would have an antidilutive effect upon earnings per share. At December 31, 1999 and 1998, the Company had 3,347,500 and 1,872,500, respectively, of contingently issuable shares of common stock that were not included in the Company's earnings per share calculation.

COMPREHENSIVE INCOME - The Company has no elements of other comprehensive income.

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

Investments consist of 40,000 shares of common stock of Mezzanine Capital, Ltd. ("Mezzanine"), a Bermuda corporation. The stock of Mezzanine is traded on the Bermuda exchange. The Company considered its investment in Mezzanine strategic in nature to facilitate its consulting services. At the time the transaction was entered into, the market value of Mezzanine stock was approximately $6.00 per share. At December 31, 1998, the Company wrote the investment down because there had been no trading activity in the stock and its market value is believed to be permanently impaired.

4.   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

Notes payable and capital lease obligations at December 31 consisted of the following:

                                                                     1999            1998
       Notes payable                                            $ 3,651,932     $ 1,669,337

       Loans from stockholders, no interest rate, maturing from
       October 2004 to December 2004                                206,672

       Loans from stockholders, no interest rate, due on demand                     164,972

       Capital lease obligations, with interest rates of 15%
       to 15.3%, maturing August 2003                                24,357
                                                                -----------     -----------

                                                                  3,882,961       1,834,309

       Less current portion of long-term debt                    (3,659,905)     (1,834,309)
                                                                -----------     -----------

                                                                $   223,056     $       -
                                                                ===========     ===========

     Future minimum lease payments for capital lease obligations at December 31, 1999, are as follows:

       Year ended December 31:
         2000                                                                   $11,127
         2001                                                                    11,127
         2002                                                                     5,615
         2003                                                                     2,256
                                                                                -------

       Total                                                                     30,125

       Less interest of capital lease obligations                                (5,768)
                                                                                -------

       Present value of net minimum capital lease payments                      $24,357
                                                                                =======


     The aggregate future maturities of long-term debt, excluding capital lease obligations, are as follows:

       Year ended December 31:
         2000                                                                   $3,651,932
         2001
         2002
         2003
         2004                                                                      206,672
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


The aggregated principal amount of the notes that may be delivered under the Indenture Agreement is limited to $5,000,000, of which $3,651,932 has been issued through December 31, 1999. At December 31, 1999, the Company was not in compliance with its debt covenant, that requires the Company to maintain approximately 10% of its outstanding debt on deposit with an escrow agent, however, subsequently, the Company received a waiver for its noncompliance.


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
                                                                ===========     ===========


The Company annually evaluates the recoverability of the deferred tax asset and adjusts the valuation allowance for the portion of such asset not considered more likely than not to be realized.


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


COMMON STOCK - The total authorized stock of the Company is 100,000,000 shares of common stock, with a par value of $.001. All stocks when issued shall be deemed fully paid and nonassessable. No cumulative voting on any matter to which stockholders shall be entitled to vote shall be allowed for any purpose. Stockholders have no preemptive rights to acquire unissued shares of stock of the Company.


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

7.   STOCK-BASED COMPENSATION

STOCK-GRANTS - In January 1999, the Company issued 740,000 shares of stock to directors and certain employees. At the time the shares were issued, there was no market in the Company's stock. The Company valued the shares at $.195 per share, and compensation expense of $145,000 was recorded in the Company's financial statements. The stock vested immediately. All certificates bear "restricted" legends prohibiting their transfer.

From August to November 1999, the Company issued 315,500 shares of stock to officers and certain employees. The Company valued the shares between $.73 and $1.62 per share, and compensation expense of $257,150 was recorded in the Company's financial statements. The stock vested immediately. All certificates bear "restricted" legends prohibiting their transfer.

From August to November 1999, the Company granted and reserved to be issued 1,475,000 shares of stock to officers and certain employees. The Company valued the shares between $.73 and $1.73 per share, depending on the date of grant. The stock vests based upon continued employment over a period of approximately 18 months. The Company recorded $1,201,200 as unearned compensation on date of grant, of which $834,386 was amortized as compensation expense in the year ended December 31, 1999, and the remainder is to be recognized on a straight-line basis over the vesting period. All certificates bear "restricted" legends prohibiting their transfer.

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

Effective January 25, 1999, the Board approved the adoption of a stock option plan to be administered by a committee. Each option is exercisable in accordance with certain price restrictions and were vested on the date of grant. During 1999, 1,872,500 options were granted at an exercise price of $.50 per share, the estimated fair value of the underlying stock at the date of grant was $.20 per share. As of December 1999, all 1,872,500 options were vested and exercisable.

The Company applies the provisions of APB No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its stock option plan, since the exercise price of the Company's stock option grants was greater than the estimated fair market value of the underlying stock on the date of the grant. Had compensation costs for the stock option plan been determined based on the fair value at the grant date consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss for 1999 would have been the same. In determining the calculation for SFAS No. 123, the Company used a weighted average remaining life of these options of four years, a risk free interest rate of 6.35%, no dividend rate and volatility of 1%.

8.   RELATED PARTY TRANSACTIONS


In October 1998, the Company purchased a customer list from Quantum Network Services, Inc. ("Quantum") for $110,000 in cash. Quantum's historical cost basis in the customer list was $110,000. The list was used by the Company in its long distance and other marketing efforts, and the Company estimated its useful life as two years. The Company recognized $8,334 as amortization expense in 1998 and $51,297 in 1999.
In June 1999, the Company purchased an additional customer list for $60,000 in cash from Quantum. Quantum had no historical cost basis in this customer list. The President of Quantum was at the time as member of the Board of Directors of the Company and is a shareholder of 23.9% of the Company's common stock. The $60,000 that was paid to Quantum was accounted for a distribution to the shareholder by the Company. In December 1999, the Company sold the customer lists to Nationwide Hospitality, a company also owned by a then member of the Board of Directors of the Company and shareholder of 8.2% the Company's common stock, for $175,000 in the form of a partial settlement of a note payable. The $124,631 that was in excess of the Company's basis was accounted for as a contribution of capital.


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


The legal acquirer was involved in the gold mining industry; the extent of its mining activity was to acquire a mineral lease, which was subsequently abandoned due to lack of lease payments and exploration activity. The applicable statute of limitations has not expired, and no claims have been made against Blue Pines, Inc. The Company believes it is unlikely that any claims will be made against the Company relating to this matter.


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

Electric Lightwave       21,000     1 year   Commitment for full           July 1999
                                             amount for the entire period

MCI WorldCom             11,000     1 year   Commitment for 50% of       September 1999
                                             the remaining amount due

Level 3 Communications   40,000     1 year   Commitment for total        August 1999
 Inc.                                        amount for the full term

Caprock Communications    5,000     1 year   Take-or-pay Commitment        July 1999


In December 1999, the Company terminated services with Sprint.
Management believes that the Company will be able to cancel the existing contracts without material adverse effect on the Company's consolidated financial statements. The Company is currently trying to negotiate a final settlement. The Company is in good standing with respect to all of its other commitments.


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

11.  SUBSEQUENT EVENTS

PRIVATE PLACEMENT MEMORANDUM - In February 2000, the Company effected a private placement of 1,200,000 shares of its common stock for $5,100,000. Subscribers may not sell, transfer or otherwise dispose of the shares unless it is in compliance with Rule 144 of the Securities Act of 1933.


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


12.  RESTATEMENT


Subsequent to the issuance of the Company's consolidated financial statements as of and for the year ended December 31, 1999, the Company's management determined that the cost for the purchase of a customer list from a company owned by a shareholder in June 1999 should have been accounted for as a capital distribution, and the proceeds from the sale of such customer list and the excess of the proceeds from the sale of another customer list over its amortized carrying cost, both having been sold to another minority shareholder in December 1999, should have been accounted for as capital contribution. These transactions are more fully discussed in Note 8. Previously, the purchase was accounted for as an asset acquisition with amortization of the cost charged to expense, and the sale was accounted for as an asset disposition with a gain recognized. Additionally, subsequent to the issuance of the Company's consolidated financial statements as of and for the period ended December 31, 1998, the Company's management determined that certain leases entered into in December 1998 should have been accounted for as operating leases. Previously, such leases had been accounted for as capital leases. As a result, the 1999 and 1998 financial statements have been restated from amounts previously reported to appropriately account for these transactions. The effects of the restatement are summarized as follows:

A summary of the significant effects of the restatement on the 1999 financial statements is as follows:

                                                               AS PREVIOUSLY        AS
                                                                 REPORTED        RESTATED
       Balance sheet
         Paid-in Capital                                       $ 2,881,479     $ 2,940,739
         Accumulated Deficit                                    (6,673,589)     (6,738,220)

       Statement of operations
         General and Administrative Expenses                     3,412,473       3,477,104
         Total Expenses                                          5,455,872       5,520,503
         Operating Loss                                         (4,243,509)     (4,308,140)
         Net Loss                                               (4,950,222)     (5,014,853)


A summary of the significant effects of the restatement on the 1998 financial statements is as follows:

                                                               AS PREVIOUSLY        AS
                                                                 REPORTED        RESTATED
       Property and equipment, net                              $  681,856      $  495,376
       Total assets                                              1,112,151         925,671
       Notes payable and current portion of capital lease
        obligations                                              1,951,390       1,834,309
       Total current liabilities                                 2,441,119       2,324,038
       Long-term debt                                               69,399
       Total liabilities and stockholders' deficit               1,112,151         925,671

13.  REVISED CISCO AGREEMENT (unaudited)


On May 25, 2000, the letter of intent with Cisco System, as disclosed in
Note 11, was revised to reflect a $25.0 million credit facility. The revision to the credit facility excludes Tranche C. Therefore, no warrants will be issued in connection with the proposed financing.



                                 ******

                               SIGNATURES

In accordance with Section 13 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NETVOICE TECHNOLOGIES CORPORATION



Date: September 22, 2000           By: /s/ JEFFREY ROTHELL

                                      -------------------------------
                                      Jeffrey Rothell, President, Chief
                                      Executive Officer


Date: September 22, 2000           By: /s/ GARTH COOK

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

Signatures                   Title                          Date
----------                   -----                          ----


/s/ JEFFREY ROTHELL   President, Chief Executive Officer   September 22, 2000
--------------------- (Principal Executive Officer)
Jeffrey Rothell


/s/ GARTH COOK        Chief Financial Officer              September 22, 2000
--------------------- (Principal Financial and
Garth Cook            Accounting Officer)

/s/ WILLIAM BEDRI     Director and Secretary               September 22, 2000
---------------------
William Bedri