Form 10QSB/A
period 2000-06-30
NETVOICE TECHNOLOGIES CORP
filed 2000-11-03
CIK 1103062

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                FORM 10-QSB/A1

(Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to __________

                          Commission File No. 0-29025

                       NETVOICE TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


          Nevada                                                91-1986538
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


                        3201 West Royal Lane, Suite 160
                              Irving, Texas 75063
--------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)


                                (972) 788-2988
--------------------------------------------------------------------------------
              (Registrants telephone number, including area code)


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

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

                       NETVOICE TECHNOLOGIES CORPORATION


                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                16


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    26

Item 2.  Changes in Securities and Use of Proceeds                            26

Item 3.  Default Upon Senior Securities                                       27

Item 4.  Submission of Matters to a Vote of Security Holders                  27

Item 5.  Other Information                                                    27

Item 6.  Exhibits and Reports on Form 8-K                                     28

Signatures                                                                    29

                         PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                           June 30,      December 31,
ASSETS                                                                                       2000           1999
                                                                                                        (As restated,
                                                                                         (Unaudited)     See Note 8)
CURRENT ASSETS:
   Cash and cash equivalents                                                            $  3,930,450     $    20,085
   Restricted cash                                                                           141,226
   Accounts receivable - trade, net of allowance for doubtful accounts
    of $20,000 and $0, respectively                                                        2,159,532         190,733
   Federal tax receivable                                                                     55,800
   Prepaid expenses                                                                          245,763          86,505
                                                                                        ------------     -----------

           Total current assets                                                            6,532,771         297,323

PROPERTY AND EQUIPMENT, NET                                                                7,782,670         860,534

GOODWILL, net of accumulated amortization of $88,936                                       9,775,429

OTHER ASSETS                                                                                 564,343         300,787
                                                                                        ------------     -----------
TOTAL                                                                                   $ 24,655,213     $ 1,458,644
                                                                                        ============     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                                                     $  5,914,115     $ 1,519,154
   Accrued expenses                                                                          180,626         180,082
   Notes payable and current portion of capital lease obligations                          2,518,509       3,659,905
   Unearned revenue                                                                          320,000          30,000
                                                                                        ------------     -----------
           Total current liabilities                                                       8,933,250       5,389,141

LONG-TERM DEBT                                                                             4,273,984         223,056
                                                                                        ------------     -----------
           Total liabilities                                                              13,207,234       5,612,197

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock; 50,000,000 shares authorized at $0.001 par value,
      3,578,349 and no shares issued and outstanding, respectively
      (cumulative liquidation value of $3,578)                                                 3,578
   Common stock, 100,000,000 shares authorized at $0.001 par value;
      15,314,444 and 10,741,600 shares issued and outstanding, respectively                   15,315          10,742
   Paid-in capital                                                                        24,267,209       2,940,739
   Stock subscription receivable                                                          (1,494,123)
   Unearned compensation                                                                     (93,156)       (366,814)
   Accumulated deficit                                                                   (11,250,844)     (6,738,220)
                                                                                        ------------     -----------
           Total stockholders' equity (deficit)                                           11,447,979      (4,153,553)
                                                                                        ------------     -----------
TOTAL                                                                                   $ 24,655,213     $ 1,458,644
                                                                                        ============     ===========

See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Three Month Period Ended                 Six Month Period Ended
                                                                   June 30,                                June 30,
                                                           2000                1999                2000                1999
                                                                 (Unaudited)                             (Unaudited)
REVENUES                                               $ 5,296,991         $   135,760         $ 5,706,799         $   259,960

EXPENSES:
   Direct expenses                                       4,946,360             307,839           5,571,932             460,805
   General and administrative expenses                   2,664,997             543,849           4,132,515           1,081,931
                                                       -----------         -----------         -----------         -----------
           Total expenses                                7,611,357             851,688           9,704,447           1,542,736
                                                       -----------         -----------         -----------         -----------

OPERATING LOSS                                          (2,314,366)           (715,928)         (3,997,648)         (1,282,776)

OTHER INCOME (EXPENSE):
   Interest income                                           2,071               2,785              12,885               3,377
   Interest expense                                       (212,443)           (272,536)           (527,861)           (344,472)
                                                       -----------         -----------         -----------         -----------
           Total other expense, net                       (210,372)           (269,751)           (514,976)           (341,095)
                                                       -----------         -----------         -----------         -----------
NET LOSS                                               $(2,524,738)        $  (985,679)        $(4,512,624)        $(1,623,871)
                                                       ===========         ===========         ===========         ===========
BASIC AND DILUTED LOSS PER SHARE                       $     (0.19)        $     (0.10)        $     (0.35)        $     (0.16)
                                                       ===========         ===========         ===========         ===========
WEIGHTED AVERAGE BASIC AND DILUTED
  SHARES OUTSTANDING                                    13,434,329          10,367,850          12,829,945           9,995,671
                                                       ===========         ===========         ===========         ===========

See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Six Months Ended June 30, 2000


                                                     Preferred Stock         Common Stock
                                                  ---------------------   ------------------                   Stock
                                                                                                  Paid-In   Subscription
                                                     Shares    Amount     Shares      Amount      Capital    Receivable
BALANCE, JANUARY 1,
  2000, AS RESTATED                                       -  $       -  10,741,600  $  10,742  $ 2,940,739  $         -

  Restricted shares granted (44,000) to
    employees                                                                                      163,000

  Options exercised                                                         12,500         13        6,238

  Shares sold as part of private placement
     memorandum at $4.25, net of
     issuance costs                                                      1,200,000      1,200    4,973,800

  Amortization of unearned compensation

  Restricted shares issued to officers,
    directors and employees                                              1,100,000      1,100       (1,100)

  Shares sold as part of private placement
     memorandum at $7.00, net of
     issuance costs                                                        453,886        454    2,887,939   (1,494,123)

  Shares issued in connection with an
     acquisition at $9.50, net of issuance cost                            306,458        306    2,721,045

  Preferred stock sold as part of private
     placement of equity at $3.25, net of
     issuance costs                               3,578,349      3,578                          10,577,048

   Cashless exercise of options                                          1,500,000      1,500       (1,500)

   Net loss
                                                  ---------  ---------  ----------  ---------  -----------  -----------
BALANCE, JUNE 30, 2000 (UNAUDITED)                3,578,349  $   3,578  15,314,444  $  15,315  $24,267,209  $(1,494,123)
                                                  =========  =========  ==========  =========  ===========  ===========

                                                    Unearned       Accumulated
                                                  Compensation       Deficit         Total
BALANCE, JANUARY 1,
  2000, AS RESTATED                                 $(366,814)     $(6,738,220)   $(4,153,553)

  Restricted shares granted (44,000) to
    employees                                        (163,000)                              -

  Options exercised                                                                     6,251

  Shares sold as part of private placement
     memorandum at $4.25, net of
     issuance costs                                                                 4,975,000

  Amortization of unearned compensation               436,658                         436,658

  Restricted shares issued to officers,
    directors and employees                                                                 -

  Shares sold as part of private placement
     memorandum at $7.00, net of
     issuance costs                                                                 1,394,270

  Shares issued in connection with an
     acquisition at $9.50, net of issuance cost                                     2,721,351

  Preferred stock sold as part of private
     placement of equity at $3.25, net of
     issuance costs                                                                10,580,626

   Cashless exercise of options                                                             -

   Net loss                                                         (4,512,624)    (4,512,624)
                                                    ---------     ------------   ------------
BALANCE, JUNE 30, 2000 (UNAUDITED)                  $ (93,156)    $(11,250,844)  $ 11,447,979
                                                    =========     ============   ============

See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Six Month Period Ended
                                                                                                     June 30,
                                                                                            2000                 1999
                                                                                                  (Unaudited)
OPERATING ACTIVITIES:
   Net loss                                                                             $(4,512,624)         $(1,623,871)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                         435,437              272,000
      Amortization of unearned stock compensation                                           436,658
      Bad debt expense                                                                       20,000
      Changes in operating assets and liabilities:
         Accounts receivable                                                             (1,969,673)              23,651
         Prepaid expenses                                                                  (159,258)            (112,389)
         Accounts payable                                                                 3,575,566               67,825
         Accrued expenses                                                                       544               (6,752)
         Unearned revenue                                                                   290,000
         Other assets                                                                      (263,092)             (69,051)
                                                                                        -----------          -----------
           Net cash used in operating activities                                         (2,146,442)          (1,448,587)
                                                                                        -----------          -----------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                                    (2,084,563)            (202,682)
   Cash outflows for acquisitions, net of acquisition costs                              (5,997,379)
   Increase in restricted cash and cash equivalents                                        (141,226)             (23,258)
                                                                                        -----------          -----------
           Net cash used in investing activities                                         (8,223,168)            (225,940)
                                                                                        -----------          -----------

FINANCING ACTIVITIES:
   Proceeds from the sale of common stock, net of issuance costs                          7,863,393            1,103,500
   Proceeds from the sale of preferred stock, net of issuance costs                       9,086,503
   Proceeds from long-term debt                                                             386,026            1,121,735
   Proceeds from options exercised                                                            6,251
   Payments on long-term debt and capital leases                                         (3,062,198)            (474,909)
                                                                                        -----------          -----------
           Net cash provided by financial activities                                     14,279,975            1,750,326
                                                                                        -----------          -----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                     3,910,365               75,799

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                            20,085                7,990
                                                                                        -----------          -----------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                             $ 3,930,450          $    83,789
                                                                                        ===========          ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid                                                                         $   519,608          $   125,886
                                                                                        ===========          ===========
SUPPLEMENTAL DISCLOSURE NON-CASH TRANSACTION:
  Assets acquired through capital leases                                                $   764,230          $         -
                                                                                        ===========          ===========
  Issued 370,000 compensatory shares to officers, directors and employees               $         -          $   145,000
                                                                                        ===========          ===========
  Common stock issued for the acquisition of Synetric, Inc.                             $ 2,721,351          $         -
                                                                                        ===========          ===========
Acquisition of Enhanced Communications, as defined:

  Fair value of assets acquired                                                         $11,495,173
  Liabilities assumed                                                                    (3,397,794)
  Note issued to seller                                                                  (2,100,000)
                                                                                        -----------
     Cash paid                                                                          $ 5,997,379
                                                                                        ===========

See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

         Operating results for the three months and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. These consolidated unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto which are included in the Company's 1999 consolidated financial statements in its Form 10-KSB as filed with the Securities and Exchange Commission.

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

         Comprehensive Income - For the three and six months ended June 30, 2000 and 1999, the Company has no elements of other comprehensive income, except net loss.

         Goodwill - Goodwill represents the amount in excess of the purchase price of an acquisition over the identifiable tangible and intangible assets and liabilities. Amortization of goodwill is provided on a straight-line basis over the estimated useful life of ten years.

2.  PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following:

                                                       June 30,         December 31,
                                                         2000               1999
                                                      (Unaudited)
Furniture and equipment                             $     78,965        $   10,033
Computer and telephone equipment                       8,224,453           975,765
                                                    ------------        ----------
         Total cost                                    8,303,418           985,798

Less accumulated depreciation                           (520,748)         (125,264)
                                                    -------------       -----------
                                                    $  7,782,670        $  860,534
                                                    =============       ===========


3.   OTHER ASSETS

         Other assets consisted of the following:

                                                       June 30,         December 31,
                                                         2000              1999
                                                     (Unaudited)

Vendor security deposits                               $ 342,893        $  300,587
Other                                                    221,450               200
                                                       ---------        ----------
                                                       $ 564,343        $  300,787
                                                       =========        ==========


         In June 2000 in connection with the $25.0 million credit facility with Cisco System, Inc. ("Cisco"), the Company paid $225,000, representing a 1.5% commitment fee, to Cisco for $15.0 million of Tranche A. See Note 4. The commitment fee will be amortized over the life of the loan, which is five years. The Company recorded amortization expense of $3,750 for the six months ended June 30, 2000.

4. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     Notes payable and capital lease obligations consisted of the following:

                                                                                  June 30,           December 31,
                                                                                    2000                 1999
                                                                                (Unaudited)
Notes payable                                                                   $ 1,412,262          $  3,651,932

Loans from stockholders, no interest rate, maturing from
  October 2004 to December 2004                                                     223,672               206,672

Convertible secured promissory note, LIBOR interest rate plus
  2%, maturing June 30, 2005                                                      2,100,000

Capital lease obligations, with interest rates of 13.47% to 22.5%,
  maturing August 2003                                                            3,056,559                24,357
                                                                                -----------          ------------

                                                                                  6,792,493             3,882,961

Less current portion of long-term debt                                           (2,518,509)           (3,659,905)
                                                                                -----------          ------------
                                                                                $ 4,273,984          $    223,056
                                                                                ===========          ============

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

         Convertible Secured Promissory Note - On June 30, 2000, NetVoice Encom LP entered into an convertible secured promissory note ("Note") with World Access Telecommunications Group, Inc. ("World Access") for $2.1 million. The Note bears interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus a margin of 2% (8.78% at June 30, 2000).

         Interest only is payable on quarterly basis commencing on September 30, 2000 and continuing through December 31, 2001. On December 31, 2001, the Company shall make a principal payment of $350,000. Thereafter, the remaining outstanding principal amount shall be payable in equal consecutive quarterly installments, including interest, beginning on March 31, 2002 and continuing until the maturity date of June 30, 2005.

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

         Facility With Cisco Systems Capital Corporation - In June 2000, the Company completed a $25.0 million credit facility with Cisco, divided into two tranches. Tranche A provides $15.0 million for the purchase of Cisco Systems networking hardware; Tranche B provides $10.0 million for the soft costs associated with the network. The applicable interest rate is LIBOR plus 5.50% per annum, calculated on a 360-day year for actual days elapsed, and accrued from the date of initial funding. After two consecutive quarters of positive earnings before income taxes, depreciation and amortization ("EBITDA"), the interest rate will be based on a sliding scale over LIBOR with a margin range from 4.00% to 5.25%. The final maturity date for all debt is five years from the closing date of the facility agreement, or February 25, 2005.

5.  STOCKHOLDERS' EQUITY

         Common stock - On January 1, 2000, the Company granted 44,000 shares of restricted common stock to certain employees. The shares will be issued over various vesting schedules. The grants were valued at the market value of the Company's common stock on the date of the grant, and the Company recorded $163,000 in unearned compensation as a result of the transaction.

         From January through June 2000, certain officers and employees of the Company vested 1.1 million shares of restricted common stock granted during fiscal year 1999 with no exercise price. The Company had previously recorded unearned compensation based upon the market value of the Company's stock on the original date of the grants. The unearned compensation is being amortized as compensation expense over the vesting schedule. Approximately $437,000 of unearned compensation has been amortized during the six months ended June 30, 2000.

         In connection with the acquisition of Synetric, Inc. ("Synetric") on May 19, 2000, the Company issued 286,458 shares of its restricted common stock. Pursuant to the Stock Purchase Agreement ("Stock Agreement"), it provides that of the 286,458 shares delivered at closing, 33,229 shares will be held in escrow for a period of one (1) year following the closing to satisfy any future indemnification claims. Additionally, the Company issued 20,000 shares of restricted common stock to a consultant in connection with the acquisition of Synetric. The common stock was issued at market value on the date of the agreement was executed. See Note 6.

         On June 30, 2000, two former directors and one current director of the Company entered into an agreement to exercise their options, issued in January 1999, to purchase 1.8 million shares of the restricted common stock, with an exercise price of $0.50 per share. Pursuant to the exercise of these stock options, the three individuals exchanged 300,000 shares of the Company's common stock, which they held since January 1998 (inception of the Company). In an effort to facilitate this cashless exercise of stock options the aforementioned shareholders exchanged 300,000 mature shares of the Company's outstanding common stock valued at $3.00 per share for 1.8 million shares of the Company's common stock. The transaction had no net effect on the Company's stockholders' equity, however, as a result of this transaction a net of 1.5 million shares of the Company's restricted common stock was issued. Pursuant to the agreement, the individuals will not, directly or indirectly, offer, sell, pledge, contract to sell the common stock issued under this transaction for a period of eighteen (18) months.

         On March 31, 2000, two former employees exercised 12,500 options to purchase common stock with an exercise price of $0.50 per share. These options were issued with a strike price in excess of market value of the stock during fiscal year 1999 prior to a public market for the Company's Common Stock. Therefore, no compensation expense was recorded at the date of grant for these stock options.

         Private Placement Memorandum - In February 2000, the Company effected a private placement of 1,200,000 shares of its common stock for $5,100,000, excluding issuance cost of approximately $125,000. Subscribers may not sell, transfer or otherwise dispose of the shares unless it is in compliance with Rule 144 of the Securities Act of 1933.

         In May 2000, the Company completed a private placement memorandum to accredited investors in the amount of $2.9 million for 453,886 shares of our common stock at a price of $7.00 per share. On June 30, 2000, in connection with this private placement, the Company had stock subscription receivable of approximately $1.5 million. Subsequent to June 30, 2000, these funds have been collected by the Company. Subscribers may not sell, transfer or otherwise dispose of the shares unless it is in compliance with Rule 144 of the Securities Act of 1933.

         Stock split - In February 2000, the Company declared a 2-for-1 stock split of all outstanding shares for all stockholders of record as of March 14, 2000. Retroactive effect has been given to the stock split in stockholders' equity accounts as of December 31, 1999, and in all share and per-share data in the accompany consolidated unaudited interim financial statements.

         Preferred Stock - On June 30, 2000, the Company issued 3,578,349 shares at $3.25 share of a newly created series of Series A preferred stock to certain purchasers for approximately $10.6 million in cash pursuant to a Securities Purchase Agreement among the Company and the purchasers (the "Securities Purchase Agreement"). Pursuant to the Securities Purchase Agreement, if the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, is more than or equal to negative $2.5 million as of December 31, 2000 then the Company must issue approximately 238,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock if the Series A preferred stock has been converted at the time of warrant issue. The EBITDA warrants have an exercise price of $0.01 per share and shall expire on the date immediately following the day upon which the Company's audited financial statements are delivered to the Company by its independent auditors, but in no event later than April 2, 2001. Pursuant to the Securities Purchase Agreement, the Company may be required to issue approximately 201,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock, if converted, by November 1, 2000 if the Company has not been listed on NASDAQ. These warrants have an exercise price of $0.01 per share and shall expire on June 30, 2010. The purchasers were also granted certain registration rights with respect to the shares issued under the Securities Purchase Agreement pursuant to a Registration Rights Agreement. Net proceeds from this offering are to be used for continued network expansion, working capital, and acquisitions.


     The Company allocated the entire net proceeds received from the issuance of the Series A preferred stock of $10,568,626 to the beneficial conversion feature on the issuance of the Series A preferred stock. The beneficial conversion feature was calculated at the issuance date of the Series A preferred stock based on the difference between the conversion price per share and the market value of the Company's common stock at that date. The amount, however, was limited to the proceeds received from issuing the beneficial convertible security. The Series A preferred stock holders have the right to convert at the option of each holder, at any time after six months of closing, into shares of the Company's common stock. The Company will record the accretion of the $10,568,626 to additional paid-in capital over the subsequent six-month period. The Company can require conversion of the Series A preferred stock into the Company's common stock if the average of the closing price of the Company's common stock for any twenty-one (21) trading day period exceeds $27.50 per share and the shares of common stock are registered and freely tradeable. Each share of Series A preferred stock could be converted into one share of common stock. The Series A preferred stock ranks senior to all classes of common stock.

     Stock options - During the second quarter of 2000, the Company granted certain executives and employees approximately 494,000 options to acquire common stock at an exercise price equal to the market value of the Company's common stock at the date of grant, which ranged from $7.75 to $16.08. As of June 30, 2000, the Company had approximately 1.3 million options outstanding to acquire common stock.


6. ACQUISITIONS

     Effective May 19, 2000, the Company completed the acquisition of Synetric, Inc. of Dallas, Texas pursuant to a definitive Stock Purchase Agreement ("Stock Agreement") whereby the Company acquired all of the issued and outstanding shares of Synetric from eight (8) individuals, including officers and directors of Synetric. Pursuant to the Stock Agreement, the Company issued 286,458 shares of its restricted common sock. The Stock Agreement provides that of the 286,458 shares delivered at closing, 33,229 shares will be held in escrow for a period of one (1) year following the closing to satisfy any future indemnification claims. Additionally, the Company issued 20,000 shares of restricted common stock to a consultant in connection with the acquisition of Synetric. The Company recorded this transaction under the purchase method of accounting.

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

     On June 30, 2000, the Company completed an acquisition from World Access Telecommunications Group, Inc. of a division doing business as Enhanced Communications

(the "Division") pursuant to an Asset Purchase Agreement ("Asset Agreement"). As consideration for the acquisition, the Company paid to World Access $6.0 million in cash, issued a convertible promissory note in the principal amount of $2.1 million and assumed liabilities of approximately $3.3 million, including approximately $2.7 million of assumed capital lease obligations. The effective date of this acquisition was June 1, 2000. The Company recorded this transaction under the purchase method of accounting. The acquisition was funded with the Series A preferred stock offering on June 30, 2000.

        The following unaudited pro forma information represents the consolidated results of operations of the Company as if the acquisition of Synetric and the Division had been consummated as of January 1, 1999. The amounts and components of the purchase price, along with the preliminary allocation of the purchase price to the net asset acquired attributable to the acquisition are presented below, and are subject to change as the allocation is finalized.

                                          Six Months Ended June 30,

                                          1999                  2000

        Revenues                     $  8,262,316           $ 31,524,562
                                     ============           ============

        Net loss                     $ (1,632,483)          $ (3,744,159)
                                     ============           ============

        Loss per share               $      (0.16)          $      (0.29)
                                     ============           ============



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

The restatement in 1999 had no effect on the Company's statement of operations for the six-month period ended June 30, 1999.

8. SUBSEQUENT EVENTS

   On July 28, 2000, the Company issued an additional 820,309 shares of the Series A preferred stock to certain purchasers for approximately $2.6 million in cash pursuant to the Amended and Restated Securities Purchase Agreement. Pursuant to the Amended and Restated Securities Purchase Agreement, if the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") is more than or equal to negative $2.5 million as of December 31,2000 then Company must issue approximately 46,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock if the Series A preferred stock has been converted at the time of warrant issuance. The EBITDA warrants have an exercise price of $0.01 per share and shall expire on the date immediately following the day upon which the Company's audited financial statements are delivered to the Company by its independent auditors, but in no event later than April 2, 2001. Pursuant to the Amended and Restated Securities Purchase Agreement, the Company may be required to issue approximately 39,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock if converted, by November 1, 2000 if the Company has not been listed on NASDAQ. These warrants have an exercise price of $0.01 per share and shall expire on June 30, 2010. The purchasers were also granted certain registration rights with respect to the shares issued under the Amended and Restated Securities Purchase Agreement pursuant to the Amended and Restated Registration Rights Agreement. Net proceeds from this offering are to be used for continued network expansion, working capital, and acquisition.


   The Company allocated the entire net proceeds received from the issuance of the Series A preferred stock of $2,605,184 to the beneficial conversion feature on the issuance of the Series A preferred stock. The beneficial conversion feature was calculated at the issuance date of the Series A preferred stock based on the difference between the conversion price per share and the market value of the Company's common stock at that date. The amount, however, was limited to the proceeds received from issuing the beneficial convertible security. The Series A preferred stock holders have the right to convert at the option of each holder, at any time after six months of closing, into shares of the Company's common stock. The Company will record the accretion of the $2,605,184 to additional paid-in capital over the subsequent six-month period. The Company can require conversion of the Series A preferred stock into the Company's common stock if the average of the closing price of the Company's common stock for any twenty-one (21) trading day period exceeds $27.50 per share and the shares of common stock are registered and freely tradeable. Each share of Series A preferred stock could be converted into one share of common stock. The Series A preferred stock ranks senior to all classes of common stock.

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

Revenue From Operations

         Currently, 99% of our revenues are derived from long distance services, including pre-paid services and Internet services. One of the Company's initial strategies is to continue to acquire existing customer bases concentrated in specific geographical areas which complement our current markets and convert them to our IP network. We also anticipate deriving revenues through direct sales by our existing employees, independent agents, and by leveraging our relationship with Cisco. In the future, in order to diversify, we plan to introduce a variety of value added services utilizing our VoIP network including:

    .    Unified messaging;

    .    IP video conferencing;

     .   IP video; and

     .   Wireless local loop.

         Revenue from the acquisitions of Synetric and from World Access Telecommunications Group, Inc. of a division doing business as Enhanced Communications for the three and six months ended June 30, 2000 were approximately $4.6 million. For the first time, for the three months ended June 30, 2000, margins from revenue exceeded our direct costs to offer those services. These cost include leased bandwidth, connection to the Internet, local lines within a local calling area, and minutes terminated on other carrier networks.

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

     Direct expenses consist primarily of telecommunication equipment and transportation costs. Due to the acquisitions of Synetric and from World Access Telecommunications Group, Inc. of a division doing business as Enhanced Communications, direct expense increased by approximately $4.2 million for the three and six months ended June 30, 2000.

     Sales and marketing expenses include the expenses associated with acquiring customers, establishing brand recognition, commissions paid to our sales personnel, advertising costs and customer referral fees. We expect sales and marketing expenses to increase over time as we aggressively market our products and services.

     During the second quarter of 2000, sales and marketing expenses increased as a result of new personnel and the start of various marketing campaigns. Sales and marketing expenses are expected to increase both in terms of absolute dollars and as a percentage of revenue as our revenue grows. We expect to spend significant expenditures to build brand recognition to the extent possible due to our relatively small size. Much of our sales and marketing expenses are anticipated to be expanded to obtain strategic relationships with a variety of agents, publications, portals, content providers and other key customer destinations on the Web.

     General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of travel, business entertainment, rent and utilities. A large portion of our general and administrative expenses is allocated to operations and customer support. Customer support expenses include the costs associated with customer service and technical support, and consist primarily of the salaries and employment costs of the employees responsible for those efforts. We expect operations and customer support expenses to increase over time to support new and existing customers. We expect general and administrative costs to increase to support our growth, particularly as we establish a larger organization to implement our business plan. We plan to incur costs for product development, though they are not expected to increase as a percentage of revenue. Over time, we expect these relatively fixed general and administrative expenses to decrease as a percentage of revenue, primarily as a consequence of increased revenues.

     Interest expense includes the amortization of debt issuance costs in connection with the issuance of the short-term notes, interest on the notes, interest expense on our capital lease obligations and amortization of commitment fees on our Cisco debt facility. As of June 30, there were no borrowings under the Cisco facility. The notes have a term of nine-months with an interest rate of 13.35%. During the six months ended June 30, 2000, we had net interest expense in the aggregate amount of $514,976.

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
                                      ===========         =========               ===========       ===========

     THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30,
1999

     Revenue increased to $5,296,991 for the three months ended June 30, 2000 from $135,760 for the three months ended June 30, 1999. The increase is a result of our business moving from the start-up phase into an operational entity (approximately $568,000) and the acquisitions of Enhanced Communications on June 1, 2000 and Synetric on May 19, 2000 (approximately $4,593,000). Of revenue generated for the three months ended June 30, 2000, revenue from wholesale voice sales accounted for approximately 97%. The remainder was the result of wholesale Internet and equipment sales. We expect our wholesale revenue to continue to grow, as we continue to expand our network into additional locations. We have expanded our points of presence ("POPs") in major markets to handle DS-3 traffic. The focus on the wholesale revenue gives us the ability to grow our network and offer more on-net locations to the enterprise market. The enterprise market will primarily consist of large corporate customers interested in converged IP telephony products.

     Total direct costs increased to $4,946,360 for the three months ended June 30, 2000 from $307,839 for the three months ended June 30, 1999. Approximately $4.2 million of the increase in direct costs for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 is primarily a result of our acquisitions. As we expand our network to DS-3 level service in each of our major markets, we expect network cost to continue to increase. We have continued to purchase additional equipment to expand our IP network therefore direct costs have increased. As we continue to implement several of the new wholesale contracts, in the second quarter of fiscal year 2000, direct costs as a percentage of revenue are expected to decrease for a period of time and then track as a percentage of revenue.

     General and Administrative costs increased to $2,190,132 for the three months ended June 30, 2000 from $299,646 for the three months ended June 30, 1999. As we continue to build our network, expand our product offering, amortization of acquisition costs, amortization of deferred compensation costs and execute our business plan, we expect these expenses to continue to increase. The primary reason for this increase relates to expanded marketing efforts and hiring of additional personnel. These costs are expected to increase as a percentage of revenue for a period, until all necessary personnel and systems are in place to handle future revenue and support future products. Thereafter, we anticipate that general and administrative costs will increase but not as a percentage of revenues.

     Depreciation and Amortization costs increased to $474,865 for the three months ended June 30, 2000 from $244,203 for the three months ended June 30, 1999. Depreciation consists primarily of the depreciation of our IP gateways and other telecom equipment. We depreciate this network equipment over five to seven years on a straight-line basis. It can be expected that depreciation will continue to increase as we continue to expand our network. Amortization expense consists of the amortization of goodwill from the acquisitions of Enhanced Communications (effective June 1, 2000) and Synetric (effective May 19,
2000).

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

     SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Revenue increased to $5,706,799 for the six months ended June 30, 2000 from $259,960 for the six months ended June 30, 1999. The increase is a result of our business moving from the start-up phase into an operational entity (approximately $853,000), the acquisitions of Enhanced Communications on June 1, 2000 and Synetric on May 19, 2000 (approximately $4,593,000). Of revenue generated in for the six months ended June 30, 2000, revenue from wholesale voice sales accounted for approximately 97%. The remainder was the result of wholesale Internet and equipment sales. We expect our wholesale revenue to continue to grow, as we continue to expand our network into additional locations. We have expanded our POPs in major markets to handle DS-3 traffic. The focus on the wholesale revenue gives us the ability to grow our network and offer more on-net locations to the enterprise market. The enterprise market will primarily consist of large corporate customers interested in converged IP telephony products.

     Total direct costs increased to $5,571,932 for the six months ended June 30, 2000 from $460,805 for the six months ended June 30, 1999. Approximately $4.2 million of the increase in direct costs is primarily a result of our acquisitions. As we expand our network to DS-3 level service in each of our major markets, we expect network cost to continue to increase. We have continued to purchase additional equipment to expand our IP network therefore direct costs have increased. As we continue to implement several of the new wholesale contracts, in the second quarter of fiscal year 2000, direct costs as a percentage of revenue are expected to decrease for a period of time and then track as a percentage of revenue.

     General and Administrative costs increased to $3,260,400 for the six months ended June 30, 2000 from $809,931 for the six months ended June 30, 1999. As we continue to build our network, expand our product offering, amortization of acquisition costs, amortization of deferred compensation costs and execute our business plan, we expect these expenses to continue to increase. The primary reason for this increase relates to expanded marketing efforts and hiring of additional personnel. These costs are expected to increase as a percentage of revenue for a period, until all necessary personnel and systems are in place to handle future revenue and support future products. Thereafter, we anticipate that general and administrative costs will increase but not as a percentage of revenues.

     Depreciation and Amortization costs increased to $872,115 for the six months ended June 30, 2000 from $272,000 for the six months ended June 30, 1999. Depreciation consists primarily of the depreciation of our IP gateways and other telecom equipment. We depreciate this network equipment over five to seven years on a straight-line basis. It can be expected that depreciation will continue to increase as we continue to expand our network. Amortization expense consists of the amortization of goodwill from the acquisitions of Enhanced Communications (effective June 1, 2000) and Synetric (effective May 19,
2000).

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

Liquidity And Capital Resources

     Since January of 1998 NVT, Inc. has privately issued a series of promissory notes. These funds were used primarily to continue the build-out of our IP network, which includes equipment purchases, and for working capital. The terms of these notes are nine-months with an interest rate of 13.35%. The notes are secured by revenues from contracts, equipment and a 10% cash reserve. The Company received a waiver from the Trustee to waive this requirement as of December 31, 1999, and as of February 23, 2000, the Company has complied with the debt covenant requirement. Since February 2000, the Company has not issued any of these promissory notes and has begun to repay the amount of short-term debt.

     At June 30, 2000, we had approximately $1.4 million outstanding in such notes. All of the Notes will mature on or before November 2000. At this time, we intend to repay the Notes with existing cash.

     In February 2000, we sold to all accredited investors 1,200,000 shares of our Common Stock at $4.50 per share through a Private Placement Memorandum for $5.1 million. The cost of the offering was $125,000 for finder's fees. On February 3, 2000, closing sale of our common stock as quoted in the Pink Sheets was $9.69 per share. The net proceeds were primarily used for marketing, network expansion, working capital and the repayment of short-term debt.

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

     On June 30 and July 28, 2000, we completed the issuance of 4,398,658 shares of the Series A preferred stock at $3.50 per share for approximately $13.2 million to certain investors in a private equity offering. The closing price of common stock on June 30, 2000 as quoted in the Pink Sheets was $8.75 per share and the closing sale price on July 28, 2000 was $8.25 per share. Pursuant to the Amended and Restated Securities Purchase Agreement, if the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") is more than or equal to negative $2.5 million as of December 31, 2000 then Company must issue approximately 284,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock if the Series A preferred stock has been converted at the time of warrant issuance. The EBITDA warrants have an exercise price of $0.01 per share and shall expire on the date immediately following the day upon which the Company's audited financial statements are delivered to the Company by its independent auditors, but in no event later than April 2, 2001. Pursuant to the Amended and Restated Securities Purchase Agreement, the Company may be required to issue approximately 240,000 warrants to certain investors to purchase additional shares of Series

A preferred stock, or common stock if converted, by November 1, 2000 if the Company has not been listed on NASDAQ. These warrants have an exercise price of $0.01 per share and shall expire on June 30, 2010. The investors were also granted certain registration rights with respect to the shares issued under the Securities Purchase Agreement pursuant to a Registration Rights Agreement. Net proceeds from this offering are to be used for continued network expansion and for working capital.

     The Company allocated the entire net proceeds received from the issuance of the Series A preferred stock of $13,173,810 to the beneficial conversion feature on the issuance of the Series A preferred stock. The beneficial conversion feature was calculated at the issuance date of the Series A preferred stock based on the difference between the conversion price per share and the estimated market value of the common stock at that date. The amount, however, was limited to the proceeds received from issuing the beneficial convertible security. The Series A preferred stock holders have the right, at no additional cost, to convert at the option of each holder, at any time after six months of closing, into a like number of shares of the Company's common stock. The Company will record the accretion of $13,173,810 to additional paid-in capital over the subsequent six-month period. The Company can convert the Series A preferred stock into the Company's common stock if the average of the closing price of the common stock for any twenty-one (21) trading day period exceeds $27.50 per share and the shares of common stock are registered and freely tradeable. In this instance, each share of Series A preferred stock could be converted, at no additional cost to the shareholder, into one share of common stock. The Series A preferred stock ranks senior to all classes of common stock.

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

Our financing activities provided cash of approximately $14.3 million and $1.8 million for the six months ended June 30, 2000 and 1999, respectively. The principal sources of the cash provided were additional funding from the sale of the Series A preferred stock and common stock offerings in February and May 2000.

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

     On June 30, 2000, the Company issued 3,578,349 shares at $3.25 share of a the Series A preferred stock to certain purchasers for approximately $10.6 million in cash pursuant to a Securities Purchase Agreement among the Company and the purchasers (the "Securities Purchase Agreement"). Pursuant to the Securities Purchase Agreement, if the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") is more than or equal to negative $2.5 million as of December 31,2000 then Company must issue approximately 238,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock if the Series A preferred stock has been converted at the time of warrant issuance. The EBITDA warrants have an exercise price of

$0.01 per share and shall expire on the date immediately following the day upon which the Company's audited financial statements are delivered to the Company by its independent auditors, but in no event later than April 2, 2001. Pursuant to the Securities Purchase Agreement, the Company may be required to issue approximately 201,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock if converted, by November 1, 2000 if the Company has not been listed on NASDAQ. These warrants have an exercise price of $0.01 per share and shall expire on June 30, 2010. The purchasers were also granted certain registration rights with respect to the shares issued under the Securities Purchase Agreement pursuant to a Registration Rights Agreement. The proceeds of this offering were used fund the acquisition of a division doing business as Enhanced Communications from World Access Telecommunications Group, Inc.

     On July 28, 2000, the Company issued an additional 820,309 shares of the Series A preferred stock to certain purchasers for approximately $2.6 million in cash pursuant to the Amended and Restated Securities Purchase Agreement. Pursuant to the Amended and Restated Securities Purchase Agreement, if the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") is more than or equal to negative $2.5 million as of December 31,2000 then Company must issue approximately 46,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock if the Series A preferred stock has been converted at the time of warrant issuance.
The EBITDA warrants have an exercise price of $0.01 per share and shall expire on the date immediately following the day upon which the Company's audited financial statements are delivered to the Company by its independent auditors, but in no event later than April 2, 2001. Pursuant to the Amended and Restated Securities Purchase Agreement, the Company may be required to issue approximately 39,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock if converted, by November 1, 2000 if the Company has not been listed on NASDAQ. These warrants have an exercise price of $0.01 per share and shall expire on June 30, 2010. The purchasers were also granted certain registration rights with respect to the shares issued under the Amended and Restated Securities Purchase Agreement pursuant to the Amended and Restated Registration Rights Agreement. The proceeds of this offering were used for working capital, marketing efforts and payment of short-term debt.

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

     (5) On September 24, 2000, we filed an amended Form 8-K (pursuant to Item 5 and 7) in connection with the acquisition of Synetric, Inc. pursuant to a definitive Stock Purchase Agreement.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NETVOICE TECHNOLOGIES CORPORATION

Date:  November 3, 2000        By: /s/ JEFFREY ROTHELL
                                   -------------------------------------------
                                   Jeffrey Rothell, President, Chief Executive
                                   Officer

Date:  November 3, 2000        By: /s/ GARTH COOK
                                   -------------------------------------------
                                   Garth Cook, Treasurer, Chief Financial
                                   Officer and Chief Accounting Officer