Form 10QSB
period 2000-09-30
NETVOICE TECHNOLOGIES CORP
filed 2000-11-14
CIK 1103062

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

  (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended SEPTEMBER 30, 2000

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



                     3201 WEST ROYAL LANE, SUITE 160
                           IRVING, TEXAS 75063
       -----------------------------------------------------------
      (Address of principal executive offices, including zip code)


                             (972) 788-2988
           ---------------------------------------------------
           (Registrants telephone number, including area code)

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

     As of November 6, 2000, 15,576,444 shares of Common Stock were outstanding and 157,000 shares were contingently issuable shares.

                   DOCUMENTS INCORPORATED BY REFERENCE

     Exhibits to the following documents filed with the Securities and Exchange Commission have been incorporated by reference in Part II of this Quarterly Report on Form 10-Q:

     1.   Annual Report on Form 10-KSB, dated as of April 13, 2000

                    NETVOICE TECHNOLOGIES CORPORATION


                            TABLE OF CONTENTS


                                                                     PAGE
                                                                     ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                         3

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        15


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            26

Item 2.   Changes in Securities and Use of Proceeds                    26

Item 3.   Default Upon Senior Securities                               27

Item 4.   Submission of Matters to a Vote of Security Holders          27

Item 5.   Other Information                                            27

Item 6.   Exhibits and Reports on Form 8-K                             28

Signatures                                                             29

                    PART I.     FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                  SEPTEMBER 30,     DECEMBER 31,
ASSETS                                                                2000             1999
                                                                                   (AS RESTATED,
                                                                   (UNAUDITED)       SEE NOTE 7)
CURRENT ASSETS:
 Cash and cash equivalents                                       $   4,845,234     $      20,085
 Restricted cash                                                         2,500
 Accounts receivable - trade, net of allowance for doubtful
  accounts of $1,228,864 and $0, respectively                        6,760,846           190,733
 Federal tax receivable                                                 55,800
 Prepaid expenses                                                      264,302            86,505
                                                                 -------------     -------------

     Total current assets                                           11,928,682           297,323

PROPERTY AND EQUIPMENT, NET                                         13,889,187           860,534

GOODWILL, net of accumulated amortization of $328,371                9,120,422

VENDOR SECURITY DEPOSITS AND OTHER ASSETS                            1,284,229           300,787
                                                                 -------------     -------------

TOTAL                                                            $  36,222,520     $   1,458,644
                                                                 =============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                                                $  12,893,003     $   1,519,154
 Accrued expenses                                                      169,242           180,082
 Notes payable and current portion of capital lease obligations      1,111,209         3,659,905
 Unearned revenue                                                      134,763            30,000
                                                                 -------------     -------------

     Total current liabilities                                      14,308,217         5,389,141

LONG-TERM DEBT, net of current portion                              10,518,848           223,056
                                                                 -------------     -------------

     Total liabilities                                              24,827,065         5,612,197

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock; 50,000,000 shares authorized at $0.001 par value,
  4,398,658 shares issued and outstanding, respectively with a
  cumulative liquidation value of $13,186,631                            4,399
 Common stock, 100,000,000 shares authorized at $0.001 par value;
  15,478,944 and 10,741,600 shares issued and outstanding,
  respectively                                                          15,479            10,742
 Paid-in capital                                                    26,872,229         2,940,739
 Unearned compensation                                                 (32,823)         (366,814)
 Accumulated deficit                                               (15,463,829)       (6,738,220)
                                                                 -------------     -------------

     Total stockholders' equity (deficit)                           11,395,455        (4,153,553)
                                                                 -------------     -------------

TOTAL                                                            $  36,222,520     $   1,458,644
                                                                 =============     =============

See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                      THREE MONTH PERIOD ENDED            NINE MONTH PERIOD ENDED
                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                        2000           1999                2000           1999
                                                     (AS RESTATED,                      (AS RESTATED
                                                        NOTE 7)                            NOTE 7)
                                              (UNAUDITED)                        (UNAUDITED)

REVENUES:
 Telecommunication revenue           $  13,594,176   $     415,929      $  19,216,961   $     675,890
 Equipment sales                         1,585,625                          1,642,207
 Other                                      91,144                            118,576
                                     -------------   -------------      -------------   -------------
     Total revenues                     15,270,945         415,929         20,977,744         675,890

EXPENSES:
 Direct expenses                        14,309,341         558,752         19,881,273       1,019,557
 General and administrative expenses     4,877,853         752,058          9,010,367       1,833,990
                                     -------------   -------------      -------------   -------------

     Total expenses                     19,187,194       1,310,810         28,891,640       2,853,547
                                     -------------   -------------      -------------   -------------

OPERATING LOSS                          (3,916,249)       (894,881)        (7,913,896)     (2,177,657)

OTHER INCOME (EXPENSE):
 Interest income                            76,087             638             96,274           4,015
 Interest expense                         (372,825)        (32,709)          (907,987)       (377,181)
                                     -------------   -------------      -------------   -------------

     Total other expense, net             (296,738)        (32,071)          (811,713)       (373,166)
                                     -------------   -------------      -------------   -------------
NET LOSS                                (4,212,987)       (926,952)        (8,725,609)     (2,550,823)

Accretion of Series A preferred stock
 for beneficial conversion feature       5,674,027                          5,674,027
                                     -------------   -------------      -------------   -------------

NET LOSS ATTRIBUTABLE TO
 COMMON STOCKHOLDERS                 $  (9,887,014)  $    (926,952)     $ (14,399,636)  $  (2,550,823)
                                     =============   =============      =============   =============

BASIC AND DILUTED LOSS PER SHARE     $       (0.64)  $       (0.09)     $       (1.05)  $       (0.25)
                                     =============   =============      =============   =============

WEIGHTED AVERAGE BASIC AND DILUTED
 SHARES OUTSTANDING                     15,478,944      10,426,600         13,712,945      10,152,373
                                     =============   =============      =============   =============

See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Nine Months Ended September 30, 2000

                                      Preferred Stock        Common Stock
                                    -------------------  --------------------   Paid-In      Unearned   Accumulated
                                       Shares   Amount    Shares      Amount    Capital    Compensation    Deficit      Total

BALANCE, JANUARY 1,
 2000, AS RESTATED                           - $      -  10,741,600  $ 10,742  $ 2,940,739  $(366,814) $ (6,738,220)  $(4,153,553)


 Restricted shares granted (44,000) to
  employees                                                                        163,000   (163,000)                        -

 Options exercised                                           12,500        13        6,238                                  6,251

 Shares sold as part of private
  placement memorandum at $4.25, net of
  issuance costs                                          1,200,000     1,200    4,973,800                              4,975,000

 Amortization of unearned
  compensation                                                                                496,991                     496,991

 Restricted shares issued to officers,
  directors and employees                                 1,264,500     1,264       (1,264)                                   -

 Shares sold as part of private placement
  memorandum at $7.00, net of
  issuance costs                                            453,886       454    2,887,939                              2,888,393

 Shares issued in connection with an
  acquisition at $9.50, net of
  issuance cost                                             306,458       306    2,721,045                              2,721,351

 Preferred stock sold as part
  of private placement of equity
  at $3.25, net of issuance costs    4,398,658    4,399                         11,820,594                             11,824,993

 Contingently issuable warrants
  (523,707 shares) as part of
  private placement of preferred
  stock                                                                          1,361,638                              1,361,638

 Cashless exercise of options                             1,500,000     1,500       (1,500)                                   -

 Beneficial conversion feature
  related to redeemable convertible
  Series A preferred stock                                                      (5,674,027)                            (5,674,027)

 Accretion of Series A preferred
  beneficial conversion feature                                                  5,674,027                              5,674,027

 Net loss                                                                                                (8,725,609)   (8,725,609)
                                     --------- --------  ----------  --------  -----------  ---------  ------------   -----------

BALANCE, SEPTEMBER 30, 2000
 (UNAUDITED)                         4,398,658 $  4,399  15,478,944  $ 15,479  $26,872,229  $ (32,823) $(15,463,829)  $11,395,455
                                     ========= ========  ==========  ========  ===========  =========  ============   ===========


See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     NINE MONTH PERIOD ENDED
                                                                          SEPTEMBER 30,
                                                                      2000             1999
                                                                                   (AS RESTATED,
                                                                                     SEE NOTE 7)
                                                                           (UNAUDITED)
OPERATING ACTIVITIES:
 Net loss                                                        $  (8,725,609)    $  (2,550,823)
 Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                      1,414,153           201,500
  Amortization of unearned stock compensation                          496,991           265,000
  Bad debt expense                                                   1,200,000
  Changes in operating assets and liabilities:
    Accounts receivable                                             (7,751,002)          (53,449)
    Prepaid expenses                                                  (177,797)         (270,319)
    Accounts payable                                                10,554,454           204,687
    Accrued expenses                                                   (10,840)            1,393
    Unearned revenue                                                   104,763
    Other assets                                                      (574,392)          (21,811)
                                                                 -------------     -------------
      Net cash used in operating activities                         (3,469,279)       (2,223,822)
                                                                 -------------     -------------

INVESTING ACTIVITIES:
 Purchase of property and equipment                                 (8,923,361)          (52,941)
 Cash outflows for acquisitions, net of acquisition costs           (5,997,379)
 (Increase) decrease in restricted cash and cash equivalents            (2,500)          167,100
                                                                 -------------     -------------
      Net cash (used in) provided by investing activities          (14,923,240)          114,159
                                                                 -------------     -------------

FINANCING ACTIVITIES:
 Proceeds from the sale of common stock, net of issuance costs       7,863,393           958,500
 Proceeds from the sale of preferred stock, net of issuance costs   13,186,631
 Proceeds from long-term debt                                        6,727,702         1,883,388
 Proceeds from options exercised                                         6,251
 Payments on long-term debt and capital leases                      (4,566,309)         (712,363)
                                                                 -------------     -------------
      Net cash provided by financial activities                     23,217,668         2,129,525
                                                                 -------------     -------------

INCREASE IN CASH AND CASH EQUIVALENTS                                4,825,149            19,862

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                       20,085             7,990
                                                                 -------------     -------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                      $   4,845,234     $      27,852
                                                                 =============     =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid                                                   $     779,904     $     395,770
                                                                 =============     =============

SUPPLEMENTAL DISCLOSURE NON-CASH TRANSACTION:
 Assets acquired through capital leases                          $     764,230     $           -
                                                                 =============     =============
 Issued 370,000 compensatory shares to officers, directors
  and employees                                                  $           -     $     145,000
                                                                 =============     =============
 Common stock issued for the acquisition of Synetric, Inc.       $   2,721,351     $           -
                                                                 =============     =============

Acquisition of Enhanced Communications, as defined:

 Fair value of assets acquired                                   $  11,495,173
 Liabilities assumed                                                (3,397,794)
 Note issued to seller                                              (2,100,000)
                                                                 -------------
  Cash paid                                                      $   5,997,379
                                                                 =============

See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
---------------------------------------------------------------------------


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

     Operating results for the three months and nine months ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United
States of America. These consolidated unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto which are included in the Company's 1999 consolidated financial statements in its Form 10-KSB as filed with the Securities and Exchange Commission.

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

     REVENUE RECOGNITION POLICY - Telecommunication revenue includes traditional long distance services provided to consumers and long distance services sold in bulk to other carriers are recognized in the period the minutes are used. In addition, the Company provides network services to various prepaid providers. Revenue from these providers are recognized in the period the minutes are used. Any amount of prepaid telecommunication revenue is deferred until the period in which the service is provided. Telephony equipment sales are recognized when equipment is delivered. All equipment sales are returnable to the manufacturer; therefore, the Company has no sales return and allowance.

     COMPREHENSIVE INCOME - For the three and nine months ended
September 30, 2000 and 1999, the Company has no elements of other comprehensive income, except net loss.

     GOODWILL - Goodwill represents the amount in excess of the purchase price of an acquisition over the identifiable tangible and intangible assets and liabilities. Amortization of goodwill is provided on a straight-line basis over the estimated useful life of ten years.

2.  PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                                (UNAUDITED)
Furniture and equipment                                         $   126,695     $    10,033
Computer and telephone equipment                                 14,924,811         975,765
                                                                -----------     -----------
      Total cost                                                 15,051,506         985,798

Less accumulated depreciation                                    (1,162,319)       (125,264)
                                                                -----------     -----------
                                                                $13,889,187     $   860,534
                                                                ===========     ===========

3.  OTHER ASSETS

     Other assets consisted of the following:

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                                (UNAUDITED)
Vendor security deposits                                        $ 1,074,029     $   300,587
Commitment fee                                                      210,000
Other                                                                   200             200
                                                                -----------     -----------
                                                                $ 1,239,229     $   300,787
                                                                ===========     ===========

     In June 2000 in connection with the $25.0 million credit facility with Cisco System, Inc. ("Cisco"), the Company paid $225,000, representing a 1.5% commitment fee, to Cisco for $15.0 million of Tranche A. See Note 4. The commitment fee will be amortized over the life of the loan, which is five years. The Company recorded amortization expense of $15,000 for the nine months ended September 30, 2000.

4.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     Notes payable and capital lease obligations consisted of the following:

                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                   2000            1999
                                                                (UNAUDITED)
Notes payable                                                   $    25,000     $ 3,651,932

Loans from stockholders, no interest rate, maturing from
 October 2004 to December 2004                                                      206,672

Convertible secured promissory note, LIBOR interest rate
 plus 2%, maturing June 30, 2005                                  2,100,000

Credit facility with Cisco Systems Capital Corporation,
 LIBOR interest rate plus 5.5%, maturing June 30, 2005            6,997,743

Capital lease obligations, with interest rates of 13.47%
 to 22.5%, maturing August 2003, net of amount represents
 as interest                                                      2,507,314          24,357
                                                                -----------     -----------

                                                                 11,630,057       3,882,961

Less current portion of long-term debt                           (1,111,209)     (3,659,905)
                                                                -----------     -----------
                                                                $10,518,848     $   223,056
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

     CONVERTIBLE SECURED PROMISSORY NOTE - On June 30, 2000, NetVoice Encom LP entered into an convertible secured promissory note ("Note") with World Access Telecommunications Group, Inc. ("World Access") for $2.1 million. The Note bears interest at a rate equal to the London Interbank Offering Rate ("LIBOR") plus a margin of 2% (8.7625% at September 30, 2000). Interest only is payable on quarterly basis commencing on September 30, 2000 and continuing through December 31, 2001. On December 31, 2001, principal of $350,000 is due. Thereafter, the remaining outstanding principal amount shall be payable in equal consecutive quarterly installments, including interest, beginning on March 31, 2002 and continuing until the maturity date of June 30, 2005.

     The holder of the Note, at any time prior to or on the maturity date, may convert the then outstanding principal amount into shares of the Company's common stock at the current market price but not less than $10.00 per share. Substantially all of the assets of this subsidiary are pledged as collateral for this Note. Additionally, the Company is fully and unconditionally liable for the payment of the Note to World Access.

     Facility With Cisco Systems Capital Corporation - In June 2000, the Company completed a $25.0 million credit facility with Cisco, divided into two tranches. Tranche A provides $15.0 million for the purchase of Cisco Systems networking hardware; Tranche B provides $10.0 million for the soft costs associated with the network. The applicable interest rate is LIBOR plus 5.50% per annum, calculated on a 360-day year for actual days elapsed, and accrued from the date of initial funding. After two consecutive quarters of positive earnings before income taxes, depreciation and amortization ("EBITDA"), the interest rate will be based on a sliding scale over LIBOR with a margin range from 4.00% to 5.5%. The final maturity date for all debt is five years from the closing date of the facility agreement, or February 25, 2005.

5.  STOCKHOLDERS' EQUITY

     COMMON STOCK - On January 1, 2000, the Company granted 44,000 shares of restricted common stock to certain employees. The shares will be issued over various vesting schedules. The grants were valued at the market value of the Company's common stock on the date of the grant, and the Company recorded $163,000 in unearned compensation as a result of the transaction.

     From January through September 2000, certain officers and employees of the Company vested approximately 1.3 million shares of restricted common stock granted during fiscal year 1999 with no exercise price. The Company had previously recorded unearned compensation based upon the market value of the Company's stock on the original date of the grants. The unearned compensation is being amortized as compensation expense over the vesting schedule. Approximately $496,991 of unearned compensation has been amortized during the nine months ended September 30, 2000.

     In connection with the acquisition of Synetric, Inc. ("Synetric") on May 19, 2000, the Company issued 286,458 shares of its restricted common sock. Pursuant to the Stock Purchase Agreement ("Stock Agreement"), it provides that of the 286,458 shares delivered at closing, 33,229 shares will be held in escrow for a period of one (1) year following the closing to satisfy any future indemnification claims. Additionally, the Company issued 20,000 shares of restricted common stock to a consultant in connection with the acquisition of Synetric. The common stock was issued at market value on the date of the agreement was executed. See Note 6.

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

     PRIVATE PLACEMENT MEMORANDUM - In February 2000, the Company completed a private placement of 1,200,000 shares at $4.50 per share of its common stock for $5,100,000, excluding issuance cost of approximately $125,000. Subscribers may not sell, transfer or otherwise dispose of the shares unless it is in compliance with Rule 144 of the Securities Act of 1933.

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

     PREFERRED STOCK - On June 30 and July 28, 2000, the Company issued a total of 4,398,658 shares at $3.25 share of a newly created series of Series A preferred stock to certain purchasers for approximately $13.2 million in cash pursuant to the Amended and Restated Securities Purchase Agreement among the Company and the purchasers (the "Securities Purchase Agreement"). Pursuant to the Securities Purchase Agreement, if the Company's earnings before interest, taxes, depreciation and amortization ("EBITDA"), as defined, is more than or equal to negative $2.5 million as of December 31, 2000 then the Company must issue approximately 284,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock if the Series A preferred stock has been converted at the time of warrant issue. The EBITDA warrants have an exercise price of $0.01 per share and shall expire on the date immediately following the day upon which the Company's audited financial statements are delivered to the Company by its independent auditors, but in no event later than April 2, 2001. Pursuant to the Securities Purchase Agreement, the Company may be required to issue approximately 240,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock, if converted, by November 1, 2000 if the Company has not been listed on

NASDAQ. These warrants have an exercise price of $0.01 per share and shall expire on June 30, 2010. The purchasers were also granted certain registration rights with respect to the shares issued under the Securities Purchase Agreement pursuant to a Registration Rights Agreement. Net proceeds from this offering are to be used for continued network expansion, working capital, and acquisitions.

     In determining the value of the Series A perferred stock and contingently issuable warrants, the net proceeds were allocated based on their relative fair values. The Company allocated proceeds related to the convertible securities from the issuance of the Series A preferred stock of $11,824,993 to the beneficial conversion feature on the issuance of the Series A preferred stock. The beneficial conversion feature was calculated at the issuance dates of the Series A preferred stock based on the difference between the conversion price per share and the market value of the Company's common stock on June 30 and July 28, 2000. The amount, however, was limited to the proceeds received from issuing the beneficial convertible security. The
Series A preferred stock holders have the right to convert at the option of each holder, at any time after six months of closing, into shares of the Company's common stock. For the three months ended September 30, 2000, the Company accreted $5,674,027 related to the beneficial conversion feature of the Series A preferred stock issued on June 30 and July 28, 2000. The remaining $6,150,966 will be accreted in the subsequent three months. The Company can require conversion of the Series A preferred stock into the Company's common stock if the average of the closing price of the Company's common stock for any twenty-one (21) trading day period exceeds $27.50 per share and the shares of common stock are registered and freely tradeable.
Each share of Series A preferred stock could be converted into one share of common stock. The Series A preferred stock ranks senior to all classes of common stock.

     STOCK OPTIONS - During the third quarter of 2000, the Company granted certain executives and employees approximately 67,000 options to acquire common stock at an exercise price equal to the market value of the Company's common stock at the date of grant, which ranged from $5.85 to $8.78. As of September 30, 2000, the Company had approximately 1.5 million options outstanding to acquire common stock.

     During the second quarter of 2000, the Company granted certain executives and employees approximately 494,000 options to acquire common stock at an exercise price equal to the market value of the Company's common stock at the date of grant, which ranged from $7.75 to $16.08.

     WARRANTS - In conjunction with the Series A preferred stock offering on June 30 and July 28, 2000, the Company entered into a warrant agreement with certain purchasers of its Series A preferred stock, which granted the shareholders the right to purchase a total of approximately 524,000 shares of Series A preferred stock, or common stock if converted, at an exercise price of $.01 per share, which was below the market value of the underlying shares on those dates. An independent valuation was obtained by the Company in order to determine the market value of these contingently issable warrants.

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

     On June 30, 2000, the Company purchased from World Access a division doing business as Enhanced Communications ("Encom") pursuant to an Asset Purchase Agreement ("Asset Agreement"). As consideration for the acquisition, the Company paid to World Access $6.0 million in cash, issued a convertible promissory note in the principal amount of $2.1 million and assumed liabilities of approximately $3.3 million, including approximately $2.7 million of assumed capital lease obligations. The effective date of this acquisition was June 1, 2000. The Company recorded this transaction under the purchase method of accounting. The acquisition was funded with the Series A preferred stock offering on June 30, 2000.

     The following unaudited pro forma information represents the consolidated results of operations of the Company as if the acquisition of Synetric and Encom had been consummated as of January 1, 1999. The amounts and components of the purchase price, along with the preliminary allocation of the purchase price to the net asset acquired attributable to the acquisition are presented below, and are subject to change as the allocation is finalized.

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     2000            1999
       Revenues                                                 $ 20,977,744    $  4,206,250
                                                                ============    ============

       Net loss                                                 $ (8,725,609)   $ (2,325,806)
                                                                ============    ============

       Net loss attributable to common stockholders             $(14,399,636)   $ (2,325,806)
                                                                ============    ============

       Loss per share attributable to common stockholders       $      (1.05)   $      (0.23)
                                                                ============    ============


     During the third quarter of 2000, the Company identified approximately $250,000 of equipment deposit for the installation of a new switch. Therefore, goodwill was decreased to reflect the identifiable asset.

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

A summary of the significant effects of the restatement on the 1999 financial statements is as follows:

                                                               AS PREVIOUSLY        AS
                                                                 REPORTED        RESTATED
Balance sheet
 Paid-in Capital                                                $  2,881,479    $  2,940,739
 Accumulated Deficit                                              (6,673,589)     (6,738,220)

Statement of operations
 General and administrative expenses                               1,794,972       1,802,472
 Total expenses                                                    2,814,529       2,822,029
 Operating loss                                                   (2,138,639)     (2,146,139)
 Net loss                                                         (2,543,323)     (2,550,823)

8.  SUBSEQUENT EVENT

     Subsequent to November 1, 2000 and pursuant to the Amended and Restated Securities Purchase Agreement, the Company has not achieved NASDAQ listing and therefore will have to issue the NASDAQ warrants to certain investors in the amount of approximately 240,000 shares. These warrants have an exercise price of $0.01 per share.

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

OVERVIEW

     We are a facilities-based provider of converged communications services utilizing a privately managed "next generation" communications network. Our communications network is designed to carry simultaneous toll-quality voice (known as Voice over Internet Protocol or VoIP), data and video transmissions using packet-switching technology.

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

     We currently provide dedicated wholesale and enterprise long distance, dedicated Internet, and Internet Protocol Virtual Private Networks, through the NetVoice Network in 34 markets throughout the United States. In addition, our Network is capable of supporting the delivery of enhanced IP communications services such as Web-enabled Click-to-Call, unified messaging, online communications services provisioning, video conferencing, video-on-demand and cost differentiated services.

     As of September 30, 2000, our Network connects 34 metropolitan areas covering almost 400 cities in the United States and is expected to extend to an additional 16 metropolitan areas by year-end. Currently, each of our markets has a minimum capacity for 25 million minutes of voice communications per year. We utilize a virtual private network ("VPN") not an unmanaged network, such as the Internet, to provide network services.

     We plan to continue to pursue wholesale traffic and prepaid service bureau business as a means to aggressively expand our managed network, while continuing to build a portfolio of value added products and services that will be delivered to the enterprise markets on a bundled or unbundled basis. We are currently enhancing our network in order to provide additional value-added services such as unified communications, wireless Internet, and video conferencing in all markets.

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

     On June 30, 2000, we purchased from World Access a division doing business as Enhanced Communications ("Encom") pursuant to an Asset Purchase Agreement ("Asset Agreement"). As consideration for the acquisition, we paid to World Access $6.0 million in cash, issued a convertible promissory note in the principal amount of $2.1 million and assumed liabilities in an approximate amount of $3.3 million, including approximately $2.7 million of assumed capital lease obligations. The effective date of the acquisition was June 1, 2000.

REVENUE FROM OPERATIONS

     Currently, our revenues are primarily derived from (i) telecommunication revenues, including long distance services, prepaid services and Internet services and (ii) equipment sales. See Results of Operations below for a breakdown of our revenue by area.

     One of the Company's initial strategies is to continue to acquire existing customer bases concentrated in specific geographical areas which complement our current markets and convert them to our IP network. We also anticipate deriving revenues through direct sales by our existing employees, independent agents, and by leveraging our relationship with Cisco. In the future, in order to diversify, we plan to introduce a variety of value added services utilizing our VoIP network including:

     *    Unified messaging;

     *    IP video conferencing;

     *    IP video; and

     *    Wireless local loop.

     Revenue from the acquisitions of Synetric and Encom for the three and nine months ended September 30, 2000 were approximately $14.3 million and $18.9 million, respectively. For the three months ended September 30, 2000, margins from revenue exceeded our direct costs to offer those services. These cost include leased bandwidth, connection to the Internet, local lines within a local calling area, and minutes terminated on other carrier networks.

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

COST STRUCTURE

     Our costs and expenses include:

     *    network costs;

     *    selling and marketing;

     *    general and administrative; and

     *    interest, depreciation and amortization of goodwill.

     Network costs primarily consist of costs associated with the routing and termination of our customers' traffic. The costs include:

     *    leased bandwidth and connection to the Internet;

     *    local lines used to carry calls to and from our network locations;

     *    our network facilities; and

     *    calls terminated over other carrier networks.

     We expect these costs to increase into the future as we further expand our network in the United States and throughout the world. The Company will continue to incur network costs in order to continue to grow revenue. The network will have to be expanded to handle additional volume.

     Direct expenses consist primarily of telecommunication equipment and transportation costs. Due to the acquisitions of Synetric and Encom, direct expense increased by approximately $13.7 million and $17.4 million for the three and nine months ended September 30, 2000, respectively.

     Sales and marketing expenses include the expenses associated with acquiring customers, establishing brand recognition, commissions paid to our sales personnel, advertising costs and customer referral fees. We expect sales and marketing expenses to increase over time as we aggressively market our products and services.

     During the third quarter of 2000, sales and marketing expenses increased as a result of new personnel and the start of various marketing campaigns. Sales and marketing expenses are expected to increase both in terms of absolute dollars and as a percentage of revenue as our revenue grows. We expect to spend significant expenditures to build brand recognition to the extent possible due to our relatively small size. Much of our sales and marketing expenses are anticipated to be expanded to obtain strategic relationships with a variety of agents, publications, portals, content providers and other key customer destinations on the Web.

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

     Interest expense includes the amortization of debt issuance costs in connection with the issuance of the short-term notes, interest on the short-term notes, interest expense on our capital lease obligations, interest on our Cisco Credit Facility, interest on our note with World Access and amortization of commitment fees on our Cisco debt facility. As of September 30, 2000, the Company borrowed approximately $7.0 million under the Cisco facility and had $2.1 million payable to World Access. The short-term notes have a term of nine-months with an interest rate of 13.35%. As of September 30, 2000, we had $25,000 balance in these notes. During the nine months ended September 30, 2000, we had net interest expense in the aggregate amount of approximately $812,000.

     Depreciation primarily relates to our telecommunications equipment.
We depreciate this equipment over its estimated useful life of five to seven years using the straight-line method. In addition, we will be adding more originating and terminating IP Gateways as traffic volumes justify.
We expect depreciation to increase in absolute terms as we grow our networks to support new and acquired customers, but to decrease as a percentage of total revenue. We also record amortization of goodwill from the acquisitions of Encom and Synetric. This goodwill is being amortized over 10 years.

     During the third quarter of 2000, the Company identified approximately $250,000 of equipment deposit for the installation of new switch.
Therefore, goodwill was decreased to reflect the identifiable asset.

RESULTS OF OPERATIONS

     The following table sets forth, for the three months and nine months ended September 30, 2000 and 1999, respectively, the results of operations of the Company.

                                      THREE MONTH PERIOD ENDED            NINE MONTH PERIOD ENDED
                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                        2000            1999               2000            1999
                                                     (AS RESTATED)                      (AS RESTATED)
                                              (UNAUDITED)                        (UNAUDITED)

REVENUES:
 Telecommunication revenue           $  13,594,176   $     415,929      $  19,216,961   $     675,890
 Equipment sales                         1,585,625                          1,642,207
 Other                                      91,144                            118,576
                                     -------------   -------------      -------------   -------------
     Total revenues                     15,270,945         415,929         20,977,744         675,890

EXPENSES:
 Direct expenses                        14,309,341         558,752         19,881,273       1,019,557
 General and administrative expenses     4,877,853         752,058          9,010,367       1,833,990
                                     -------------   -------------      -------------   -------------

     Total expenses                     19,187,194       1,310,810         28,891,640       2,853,547
                                     -------------   -------------      -------------   -------------

OPERATING LOSS                          (3,916,249)       (894,881)        (7,913,896)     (2,177,657)

OTHER INCOME (EXPENSE):
 Interest income                            76,087             638             96,274           4,015
 Interest expense                         (372,825)        (32,709)          (907,987)       (377,181)
                                     -------------   -------------      -------------   -------------

     Total other expense, net             (296,738)        (32,071)          (811,713)       (373,166)
                                     -------------   -------------      -------------   -------------

NET LOSS                                (4,212,987)       (926,952)        (8,725,609)     (2,550,823)

Accretion of Series A preferred stock
 for beneficial conversion feature       5,674,027                          5,674,027
                                     -------------   -------------      -------------   -------------
NET LOSS ATTRIBUTABLE TO
 COMMON STOCKHOLDERS                 $  (9,887,014)  $    (926,952)     $ (14,399,636)  $  (2,550,823)
                                     =============   =============      =============   =============


     THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Total revenues increased to $15,270,945 for the three months ended September 30, 2000 from $415,929 for the three months ended September 30, 1999. This increase is a result of an increase in our wholesale voice services of approximately $544,000 and the acquisitions of Encom on June 1, 2000 and Synetric on May 19, 2000 of approximately $14.3 million. Of revenue generated for the three months ended September 30, 2000, revenue from wholesale voice sales, including prepaid service bureau accounted for approximately 89%. The remainder was the result of professional services and equipment sales. We expect our wholesale revenue to continue to grow, as we continue to expand our network into additional locations. We have expanded our points of presence ("POPs") in major markets to handle DS-3 traffic. The focus on the wholesale revenue gives us the ability to grow our network and offer more of the Company's POPs to the enterprise market. The enterprise market will primarily consist of large corporate customers interested in converged IP telephony products.

     Total direct costs increased to $14,309,341 for the three months ended September 30, 2000 from $558,752 for the three months ended September 30, 1999. Approximately $13.8 million of the increase in direct costs for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 is primarily a result of our acquisitions. As we expand our network to DS-3 level service in each of our major markets, we expect network cost to continue to increase. Our gross margin for the three months ended September 30, 2000 increased to 6.3% from (34.3%) for the three months ended September 30, 1999. We have continued to purchase additional equipment to expand our IP network; therefore, direct costs have increased. As we continue to implement several of the new wholesale contracts, in the second quarter of fiscal year 2000, direct costs as a percentage of revenue are expected to decrease for a period of time and then track as a percentage of revenue.

     General and administrative costs, excluding depreciation and amortization expense, increased to $3,899,158 for the three months ended September 30, 2000 from $600,558 for the three months ended September 30, 1999. Approximately $1.9 million of the increase for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 is primarily a result of our acquisitions. As we continue to build our network, expand our product offering and execute our business plan, we expect these expenses to continue to increase. The primary reason for this increase relates to expanded marketing efforts and bad debt expense in the amount of approximately $1.2 million. These costs are expected to increase as a percentage of revenue for a period, until all systems are in place to handle future revenue and support future products. Thereafter, we anticipate that general and administrative costs will increase but not as a percentage of revenues.

     Depreciation and amortization costs increased to $978,695 for the three months ended September 30, 2000 from $151,500 for the three months ended September 30, 1999. Depreciation consists primarily of the depreciation of our IP gateways and other telecom equipment. We depreciate this network equipment over five to seven years on a straight-line basis. It can be expected that depreciation will continue to increase as we continue to expand our network. Additionally, we recorded $246,434 in amortization of goodwill as a result of the acquisition for the three months ended September 30, 2000. Amortization expense consists of the amortization of goodwill from the acquisitions of Encom (effective June 1, 2000) and Synetric (effective May 19, 2000).

     Net Interest expense increased to $296,738 for the three months ended September 30, 2000 from $32,701 for the three months ended September 30, 1999. This increase is the result of interest from the Cisco Credit facility, interest from the World Access note and amortization of the fees relating to the Cisco Credit Facility. We expect interest to increase throughout the rest of fiscal year 2000, as a result of the use of the Cisco credit facility to purchase equipment.

     Accretion of Series A preferred stock increased to $5,674,027 for the three months ended September 30, 2000 from $0 for the three months ended September 30, 1999. In determining the value of the Series A preferred stock and contingently issuable warrants, the net proceeds were allocated based on their relative fair values. The Company allocated proceeds related to the convertible securities in June and July 2000, received from the issuance of the Series A preferred stock of $11,824,993 to the beneficial conversion feature on the issuance of the Series A preferred stock. The beneficial conversion feature was calculated at the issuance dates of the Series A preferred stock based on the difference between the conversion price per share and the market value of the Company's common stock on June 30 and July 28, 2000. The amount, however, was limited to the proceeds received from issuing the beneficial convertible security. The Series A preferred stock holders have the right to convert at the option of each holder, at any time after six months of closing, into shares of the Company's common stock. For the three months ended September 30, 2000, the Company accreted $5,674,027 related to the beneficial conversion feature of the Series A preferred stock issued on June 30 and July 28, 2000. The remaining $6,150,966 will be accreted in the subsequent three months. The Company can require converison of the Series A preferred stock into the Company's common stock if the average of the closing price of the Company's common stock for any twenty-one (21) trading day period exceeds $27.50 per share and the shares of common stock are registered and freely tradeable. Each share of Series A preferred stock could be converted into one share of common stock. The Series A preferred stock ranks senior to all classes of common stock.

     NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Revenue increased to $20,977,744 for the nine months ended September 30, 2000 from $675,890 for the nine months ended September 30, 1999. The increase is a result of an increase in our wholesale voice services of approximately $1,393,000, the acquisitions of Encom on June 1, 2000 and Synetric on May 19, 2000 of approximately $18.9 million. Of revenue generated in for the nine months ended September 30, 2000, revenue from wholesale voice sales accounted for approximately 91.6%. The remainder was primarily the result from professional services and equipment sales. We expect our wholesale revenue to continue to grow, as we continue to expand our network into additional locations. We have expanded our POPs in major markets to handle DS-3 traffic. The focus on the wholesale revenue gives us the ability to grow our network and offer more of the Company's POPs to the enterprise market. The enterprise market will primarily consist of large corporate customers interested in converged IP telephony products.

     Total direct costs increased to $19,881,273 for the nine months ended September 30, 2000 from $1,019,557 for the nine months ended September 30, 1999. Approximately $17.4 million of the increase in direct costs is primarily a result of our acquisitions. Additionally, we recorded $328,371 in amortization of goodwill as a result of the acquisitions for the nine months ended September 30, 2000. As we expand our network to DS-3 level service in each of our major markets, we expect network cost to continue to increase. Our gross margin for the nine months ended September 30, 2000 increased to 5.2% from (50.8%) for the nine months ended September 30, 1999. We have continued to purchase additional equipment to expand our IP network therefore direct costs have increased. As we continue to implement several of the new wholesale contracts, in the second quarter of fiscal year 2000, direct costs as a percentage of revenue are expected to decrease for a period of time and then track as a percentage of revenue.

     General and administrative costs, excluding deprecation and amortization costs, increased to $7,099,223 for the nine months ended September 30, 2000 from $1,367,490 for the nine months ended September 30, 1999. As we continue to build our network, expand our product offering and execute our business plan, we expect these expenses to continue to increase. The primary reason for this increase relates to expanded marketing efforts and bad debt expense in the amount of approximately
$1.2 million. These costs are expected to increase as a percentage of revenue for a period, until all necessary personnel and systems are in place to handle future revenue and support future products. Thereafter, we anticipate that general and administrative costs will increase but not as a percentage of revenues.

     Depreciation and amortization costs increased to $1,911,144 for the nine months ended September 30, 2000 from $466,500 for the nine months ended September 30, 1999. Depreciation consists primarily of the depreciation of our IP gateways and other telecom equipment. We depreciate this network equipment over five to seven years on a straight-line basis. It can be expected that depreciation will continue to increase as we continue to expand our network. Amortization expense consists of the amortization of goodwill from the acquisitions of Encom (effective June 1, 2000) and Synetric (effective May 19, 2000).

     Net interest expense increased to $811,713 for the nine months ended September 30, 2000 from $373,166 for the nine months ended September 30, 1999. This increase is the result of the increase in the issuance of short-term notes and the commissions paid to broker-dealers for the sale of these notes throughout 1999 and through February 2000. In February 2000, we began to repay these notes. The current principal balance is $25,000. Additionally, we incur interest expense for the financing of our capital equipment through the Cisco Credit Facility and the World Access note.

     Accretion of Series A preferred stock increased to $5,674,027 for the nine months ended September 30, 2000 from $0 for the nine months ended September 30, 1999. In determining the value of the Series A preferred stock and contingently issuable warrants, the net proceeds were allocated based on their relative fair value. The Company allocated proceeds related to the convertible securities, in June and July 2000, received from the issuance of the Series A preferred stock of $11,824,993 to the beneficial coversion feature on the issuance of the Series A preferred stock. The beneficial converison feature was calculated at the issuance dates of the Series A preferred stock based on the difference between the conversion price per share and the market value of the Company's common stock on June 30 and July 28, 2000. The amount, however, was limited to the proceeds received from issuing the beneficial convertible security. The Series A preferred stock holders have the right to convert at the option of each holder, at any time after six months of closing, into shares of the Company's common stock. For the three months ended September 30, 2000, the Company accreted $5,674,027 related to the beneficial conversion feature of the Series A preferred stock issued on June 30 and July 28, 2000. The remaining $6,150,996 will be accreted in the subsequent three months. The Company can require converison of the Series A preferred stock into the Company's common stock if the average of the closing price of the Company's common stock for any twenty-one (21) trading day period exceeds $27.50 per share and the shares of common stock are registered and freely tradeable. Each share of Series A preferred stock could be converted into one share of common stock. The Series A preferred stock ranks senior to all classes of common stock.

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

     At September 30, 2000, we had approximately $25,000 outstanding in such notes. All of the Notes will mature on or before November 2000. At this time, we intend to repay the Notes with existing cash.

     In February 2000, we sold to all accredited investors 1,200,000 shares of our Common Stock at $4.50 per share through a Private Placement Memorandum for $5.1 million. The cost of the offering was $125,000 for finder's fees. On February 3, 2000, the closing sale of our common stock as quoted on the "Pink Sheet" was $9.69 per share. The net proceeds were primarily used for marketing, network expansion, working capital and the repayment of short-term debt.

     On May 31, 2000, we completed a credit facility with Cisco that provides $25.0 million in funding. The funding will be used primarily to fund equipment purchases in order to expand our network. The funding, in the form of a loan, is to be used for equipment purchases from Cisco and soft costs to install that equipment. The Company will receive the funding from Cisco over a period of 5 years and will be required to repay the principal plus interest at a rate of approximately 5.5% over LIBOR. There are no principal payments due until September 30, 2001. As of September 30, 2000, we have approximately $7.0 million outstanding on this facility.

     On May 19 2000, we completed the acquisition of 100% of the outstanding shares of Synetric for 286,458 shares of the Company's restricted common stock. The stock purchase agreement provides that of the 286,458 shares delivered at closing, 33,229 shares will be held in escrow for a period of one (1) year following the closing to satisfy any future indemnification claims. As part of the acquisition approximately $2.7 million of goodwill has been recorded and is being amortized over 10 years. Additionally, the Company issued 20,000 shares of restricted common stock to a consultant in connection with the acquisition of Synetric.

     On June 30 and July 28, 2000, we completed the issuance of a total 4,398,658 shares of the Series A preferred stock at $3.50 per share for approximately $13.2 million to certain investors in a private equity offering. The closing price of common stock on June 30, 2000 as quoted in the Pink Sheets was $8.75 per share and the closing sale price on July 28, 2000 was $8.25 per share. Pursuant to the Amended and Restated Securities Purchase Agreement, if the Company's EBITDA is more than or equal to negative $2.5 million as of December 31, 2000 then Company must issue approximately 284,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock if the Series A preferred stock has been converted at the time of warrant issuance. The EBITDA warrants have an exercise price of $0.01 per share and shall expire on the date immediately following the day upon which the Company's audited financial statements are delivered to the Company by its independent auditors, but in no event later than April 2, 2001. Pursuant to the Amended and Restated Securities Purchase Agreement, the Company may be required to issue approximately 240,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock if converted, by November 1, 2000 if the Company has not been listed on NASDAQ. These warrants have an exercise price of $0.01 per share and shall expire on June 30, 2010. The investors were also granted certain registration rights with respect to the shares issued under the Securities Purchase Agreement pursuant to a Registration Rights Agreement. Net proceeds from this offering are to be used for continued network expansion and for working capital.

     In determining the value of the Series A preferred stock and contingently issuable warrants, the net proceeds were allocated based on their relative fair value. The Company allocated proceeds related to the convertible securities from the issuance of the Series A preferred stock of $11,824,993 to the beneficial conversion feature on the issuance of the Series A preferred stock. The beneficial conversion feature was calculated at the issuance dates of the Series A preferred stock based on the difference between the conversion price per share and the market value of the Company's common stock on June 30 and July 28, 2000. The amount, however, was limited to the proceeds received from issuing the beneficial convertible security.
The Series A preferred stock holders have the right, at no additional cost, to convert at the option of each holder, at any time after six months of closing, into shares of the Company's common stock. For the three months ended September 30, 2000, the Company accreted $5,674,027 related to the beneficial conversion feature of the Series A preferred stock issued on June 30 and July 28, 2000. The remaining $6,150,966 will be accreted in the subsequent three months. The Company can require conversion of the Series A preferred stock into the Company's common stock if the average of the closing price of the Company's common stock for any twenty-one (21) trading day period exceeds $27.50 per share and the shares of common stock are registered and freely tradeable. In this instance, each share of Series A preferred stock could be converted, at no additional cost to the shareholder, into one share of common stock. The Series A preferred stock ranks senior to all classes of common stock.

     Subsequent to November 1, 2000 and pursuant to the Amended and Restated Securities Purchase Agreement, the Company has not achieved NASDAQ listing and therefore will have to issue the NASDAQ warrants to certain investors in the amount of approximately 240,000 shares. These warrants have an exercised price of $0.01 per share.

     On June 30, 2000, we completed an acquisition of certain assets and liabilities of Encom for $6.0 million in cash, $2.1 million in a convertible secured note and assumed liabilities of approximately $3.3 million, including approximately $2.7 million of assumed capital lease obligations. The debt is payable to World Access over a period of four years at a rate of 2% over LIBOR. There are no principal payments due until December 31, 2001. The holder of the convertible secured note, at any time prior to or on the maturity date, may convert the then outstanding principal amount into shares of the Company's common stock at the current market price or a price not less than $10.00 per share. Substantially all of the assets of this subsidiary are pledged as collateral for this Note. Additionally, the Company is fully and unconditionally liable for the payment of the Note to World Access. As part of the acquisition approximately $7.1 million of goodwill has been recorded and is being amortized over 10 years.

     As of September 30, 2000, we had approximately $4.9 million in cash and cash equivalents. Our operating activities used cash of approximately $3.5 million for the nine months ended September 30, 2000, compared to approximately $2.2 million for the nine months ended September 30, 1999. Our cash used in operating activities was principally a result of the Company losses. Cash used in investing activities for the nine months ended September 30, 2000 was approximately $14.9 million and cash provided by investing activities was approximately $114,000 for the nine months ended September 30, 1999. Our cash used in operating and investing activities was principally for the acquisition of Encom and the purchase of telecommunications equipment. Our financing activities provided cash of approximately $23.2 million and $2.1 million for the nine months ended September 30, 2000 and 1999, respectively. The principal sources of the cash provided were additional funding from the sale of the Series A preferred stock and common stock offerings in February and May 2000.

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

     On June 30, 2000, the Company issued 3,578,349 shares at $3.25 share of the Series A preferred stock to certain purchasers for approximately $10.6 million in cash pursuant to a Securities Purchase Agreement among the Company and the purchasers (the "Securities Purchase Agreement"). Pursuant to the Securities Purchase Agreement, if the Company's EBITDA is more than or equal to negative $2.5 million as of December 31,2000 then Company must issue approximately 238,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock if the Series A preferred stock has been converted at the time of warrant issuance. The EBITDA warrants have an exercise price of $0.01 per share and shall expire on the date immediately following the day upon which the Company's audited financial statements are delivered to the Company by its independent auditors, but in no event later than April 2, 2001. Pursuant to the Securities Purchase Agreement, the Company may be required to issue approximately 201,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock if converted, by November 1, 2000 if the Company has not been listed on NASDAQ. These warrants have an exercise price of $0.01 per share and shall expire on June 30, 2010. The purchasers were also granted certain registration rights with respect to the shares issued under the Securities Purchase Agreement pursuant to a Registration Rights Agreement. The proceeds of this offering were used fund the acquisition of Encom.

     On July 28, 2000, the Company issued an additional 820,309 shares at $3.25 per share of the Series A preferred stock to certain purchasers for approximately $2.6 million in cash pursuant to the Amended and Restated Securities Purchase Agreement. Pursuant to the Amended and Restated Securities Purchase Agreement, if the Company's EBITDA is more than or equal to negative $2.5 million as of December 31,2000 then Company must issue approximately 46,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock if the Series A preferred stock has been converted at the time of warrant issuance. The EBITDA warrants have an exercise price of $0.01 per share and shall expire on the date immediately following the day upon which the Company's audited financial statements are delivered to the Company by its independent auditors, but in no event later than April 2, 2001. Pursuant to the Amended and Restated Securities Purchase Agreement, the Company may be required to issue approximately 39,000 warrants to certain investors to purchase additional shares of Series A preferred stock, or common stock if converted, by November 1, 2000 if the Company has not been listed on NASDAQ. These warrants have an exercise price of $0.01 per share and shall expire on June 30, 2010. The purchasers were also granted certain registration rights with respect to the shares issued under the Amended and Restated Securities Purchase Agreement pursuant to the Amended and Restated Registration Rights Agreement. The proceeds of this offering were used for working capital, marketing efforts and payment of short-term debt.

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


                                   NETVOICE TECHNOLOGIES CORPORATION

Date:  November 14, 2000           By: /s/ JEFFREY ROTHELL
                                   --------------------------------------
                                   Jeffrey Rothell, President, Chief
                                   Executive Officer

Date:  November 14, 2000           By: /s/ GARTH COOK
                                   --------------------------------------
                                   Garth Cook, Treasurer, Chief Financial
                                   Officer and Chief Accounting Officer