Form 10QSB
period 2001-03-31
NETVOICE TECHNOLOGIES CORP
filed 2001-05-15
CIK 1103062

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

  (Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended MARCH 31, 2001

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

     As of May 9, 2001, 15,753,944 shares of Common Stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

     Exhibits to the following documents filed with the Securities and Exchange Commission have been incorporated by reference in Part II of this Quarterly Report on Form 10-Q:

     1.   Annual Report on Form 10-KSB, dated as of April 2, 2001

                    NETVOICE TECHNOLOGIES CORPORATION


                            TABLE OF CONTENTS


                                                                     PAGE
                                                                     ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements                                         3

Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               10


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                            19

Item 2.   Changes in Securities and Use of Proceeds                    19

Item 3.   Default Upon Senior Securities                               19

Item 4.   Submission of Matters to a Vote of Security Holders          19

Item 5.   Other Information                                            19

Item 6.   Exhibits and Reports on Form 8-K                             19

Signatures                                                             20

                     PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.
NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,        DECEMBER 31,
ASSETS                                                              2001              2000
                                                                 (UNAUDITED)


CURRENT ASSETS:
  Cash and cash equivalents                                      $  1,393,040      $  4,158,359
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $2,250,664 and $1,800,664,
    respectively                                                    3,741,363         4,777,125
   Prepaid expenses and other current assets                          744,630           584,886
                                                                 ------------      ------------

      Total current assets                                          5,879,033         9,520,370

PROPERTY AND EQUIPMENT, NET                                        23,373,359        22,890,594

EXCESS OF COST OF INVESTMENT OVER NET ASSETS ACQUIRED,
  net of accumulated amortization of $856,052 and $618,302,
  respectively                                                      8,680,732         8,917,483

VENDOR SECURITY DEPOSITS AND OTHER NONCURRENT ASSETS                  477,636           286,643
                                                                 ------------      ------------

TOTAL                                                            $ 38,410,760      $ 41,615,090
                                                                 ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $ 14,439,838      $ 14,490,084
  Current portion of note payable and capital lease obligations    17,778,366         3,470,399
  Unearned revenue                                                    289,301           342,913
                                                                 ------------      ------------

      Total current liabilities                                    32,507,505        18,303,396

LONG-TERM DEBT                                                      2,283,539        15,320,688
                                                                 ------------      ------------

      Total liabilities                                            34,791,044        33,624,084

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDER'S EQUITY:
  Preferred stock; 50,000,000 shares authorized at $0.001
    par value, 4,638,690 and 4,582,280 shared issued and
    outstanding with a cumulative liquidation preference
    of $15,075,742                                                      4,639             4,582
  Common stock, 100,000,000 shares authorized at $0.001
    par value; 15,753,944 and 15,636,444 shares issued and
    outstanding, respectively                                          15,754            15,636
  Paid-in capital                                                  27,094,114        27,093,725
  Accumulated deficit                                             (23,494,791)      (19,122,937)
                                                                 ------------      ------------

      Total stockholders' equity                                    3,619,716         7,991,006
                                                                 ------------      ------------

TOTAL                                                            $ 38,410,760      $ 41,615,090
                                                                 ============      ============

See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2001 and 2000




                                                                          MARCH 31,
                                                                    2001              2000
                                                                         (UNAUDITED)

REVENUES
  Telecommunication revenue                                      $ 10,416,333      $    409,808
  Equipment sales                                                     414,240
 Installation and consulting revenues                                 206,338
                                                                 ------------      ------------
      Total revenues                                               11,036,911           409,808

EXPENSES:
  Direct expenses                                                   9,693,611           625,572
  General and administrative expenses                               5,160,624         1,467,518
                                                                 ------------      ------------

      Total expenses                                               14,854,235         2,093,090
                                                                 ------------      ------------

OPERATING LOSS                                                     (3,817,324)       (1,683,282)

OTHER INCOME (EXPENSE):
  Interest income                                                      31,468            10,814
  Interest expense                                                   (585,998)         (315,417)
                                                                 ------------      ------------

      Total other expense                                            (554,530)         (304,603)
                                                                 ------------      ------------

NET LOSS                                                           (4,371,854)       (1,987,885)

Less accretion of preferred stock for beneficial
  conversion feature                                                  367,542
                                                                 ------------      ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                     $ (4,739,396)     $ (1,987,885)
                                                                 ============      ============

BASIC AND DILUTED LOSS PER SHARE                                 $      (0.30)     $      (0.16)
                                                                 ============      ============

WEIGHTED AVERAGE BASIC AND DILUTED SHARES OUTSTANDING              15,665,819        12,224,400
                                                                 ============      ============

See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY
Three Months Ended March 31, 2001 (Unaudited)

                                       Preferred Stock        Common Stock
                                     -------------------  --------------------    Paid-In      Accumulated
                                       Shares   Amount    Shares      Amount      Capital        Deficit       Total

BALANCE, JANUARY 1, 2001             4,582,280  $  4,582  15,636,444   $ 15,636  $ 27,093,725  $(19,122,937) $ 7,991,006


  Restricted shares issued to
   officers, directors and employees                         117,500        118          (118)                         -


 Shares issued upon exercise of
   warrants                             56,410        57                                  507                        564

  Beneficial conversion feature
   related to preferred stock                                                         367,542                    367,542

  Accretion of preferred stock
   beneficial conversion feature                                                     (367,542)                  (367,542)

  Net loss                                                                                       (4,371,854)  (4,371,854)
                                     ---------  --------  ----------   --------  ------------  ------------  -----------

BALANCE, MARCH 31, 2001 (Unaudited)  4,638,690  $  4,639  15,753,944   $ 15,754  $ 27,094,114  $(23,494,791) $ 3,619,716
                                     =========  ========  ==========   ========  ============  ============  ===========

See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2001 and 2000



                                                                           MARCH 31,
                                                                    2001              2000
                                                                         (UNAUDITED)

OPERATING ACTIVITIES:
  Net loss                                                       $ (4,371,854)     $ (1,987,885)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                   1,506,590           104,615
    Amortization of unearned stock compensation                                         292,635
    Bad debt expense                                                  450,000
    Changes in operating assets and liabilities:
      Accounts receivable                                             585,761          (113,124)
      Prepaid expenses                                               (159,744)          (12,388)
      Accounts payable and accrued expenses                           (50,246)        1,315,301
      Unearned revenue                                                (53,612)           65,000
      Other assets                                                   (190,993)           62,832
                                                                 ------------      ------------
        Net cash used in operating activities                      (2,284,098)         (273,014)
                                                                 ------------      ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                               (1,752,603)       (1,374,855)
  Increase in restricted cash and cash equivalents                                     (327,320)
                                                                 ------------      ------------

        Net cash used in investing activities                      (1,752,603)       (1,702,175)
                                                                 ------------      ------------

FINANCING ACTIVITIES:
  Proceeds from the sale of common stock, net of issuance costs                       4,981,250
  Proceeds from long-term debt                                      1,618,135           386,027
  Proceeds from warrants                                                  564
  Payments on long-term debt and capital leases                      (347,317)         (847,999)
                                                                 ------------      ------------

        Net cash provided by financial activities                   1,271,382         4,519,278
                                                                 ------------      ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (2,765,319)        2,544,089

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                   4,158,359            20,085
                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                      $  1,393,040      $  2,564,174
                                                                 ============      ============

SUPPLEMENTAL DISCLOSURES - Interest paid                         $     84,404      $    210,294
                                                                 ============      ============

NONCASH TRANSACTION:

  Assets acquired through capital leases                         $          -      $    764,230
                                                                 ============      ============
  Issuance of restricted shares of common stock to officers,
    directors and employees                                      $        118      $          -
                                                                 ============      ============

See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION

NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
---------------------------------------------------------------------------

     1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS - The accompanying consolidated unaudited interim financial statements of NetVoice Technologies Corporation and its subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in a manner consistent with that used in the preparation of the annual consolidated financial statements of the Company at December 31, 2000. In the opinion of management, the accompanying consolidated unaudited interim financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented.

     Operating results for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America. These consolidated unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto which are included in the Company's 2000 consolidated financial statements in its Form 10-KSB as filed with the Securities and Exchange Commission on April 2, 2001.

     BUSINESS DESCRIPTION - The Company is a provider of voice and data transmission using Internet Protocol ("IP"), which allows our customers to make high-quality, low-cost calls via traditional telephones using a technology known as Voice over Internet Protocol.

     EARNINGS PER SHARE - Basic earnings per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by including contingently issuable shares with the weighted average shares outstanding during the period. The Company has 283,675 EBITDA warrants, as defined in the Amended and Restated Securities Purchase agreement, that were exercisable on April 2, 2001. When inclusion of the contingently issuable shares and warrants would have an antidilutive effect upon earnings per share, diluted earnings per share is the same as basic earnings per share.

     PRINCIPLES OF CONSOLIDATION - The consolidated unaudited interim financial statements included the accounts of the Company and its wholly owned subsidiaries, NetVoice Technologies, Inc.; Synetric, Inc.; NetVoice Encom GP; and NetVoice Encom LP. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

     COMPREHENSIVE INCOME - For the three months ended March 31, 2001 and 2000 comprehensive income was equal to the net loss.

2.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                          MARCH 31,      DECEMBER 31,
                                                            2001            2000
                                                         (UNAUDITED)

Furniture and equipment                                  $    240,011    $    163,929
Leasehold improvements                                        889,292         992,761
Computer and telephone equipment                           25,704,303      23,924,311
                                                         ------------    ------------

    Total cost                                             26,833,606      25,081,001

Less accumulated depreciation                              (3,460,247)     (2,190,407)
                                                         ------------    ------------
                                                         $ 23,373,359    $ 22,890,594
                                                         ============    ============

3.   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     Notes payable and capital lease obligations consisted of the following:

                                                          MARCH 31,      DECEMBER 31,
                                                            2001            2000
                                                         (UNAUDITED)

Convertible secured promissory note, LIBOR interest rate
 plus 2%, maturing June 30, 2005                         $  2,100,000    $  2,100,000

Credit facility with Cisco, LIBOR interest rate plus 5.5%,
 maturing June 30, 2005                                    16,235,027      14,616,891

Capital lease obligations, with interest rates of 13.47%
 to 22.5%, maturing August 2003, net of amount
 represents as interest                                     1,726,878       2,074,196
                                                         ------------    ------------

                                                           20,061,905      18,791,087

Less current portion of long-term debt                    (17,778,366)     (3,470,399)
                                                         ------------    ------------

                                                         $ 2,283,539    $ 15,320,688
                                                         ============    ============

     As of March 31, 2001, the Company was not in compliance with certain financial covenants related to the Cisco credit facility. In addition, the Company has not paid the quarterly interest payment for the three months ended March 31, 2001. Pursuant to the Amended and Restated Security Agreement, dated January 24, 2001, Cisco may declare any of the obligations to be immediately due and payable and shall have, in addition to all other rights and remedies granted to them, all rights and remedies of a secured party. Therefore, the Company has classified the outstanding principal balance to Cisco as a current obligation as of March 31, 2001.

Company has classified the outstanding principal balance to Cisco as a current obligation as of March 31, 2001.

4.   EQUITY

     During the first quarter of 2001, the Company issued the remaining 56,410 NASDAQ warrants, at an exercise price of $0.01 per share, related to the NASDAQ Requirement pursuant to the Amended and Restated Securities Purchase Agreement between the Company and the purchasers.

5.   SUBSEQUENT EVENTS

     In April 2001, the Company issued 283,675 warrants, at an exercise price of $0.01 per share, related to the EBITDA Requirement pursuant to the Amended and Restated Securities Purchase Agreement between the Company and the purchasers.

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

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission.

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

     We currently provide dedicated wholesale and enterprise long distance, dedicated Internet, and Internet protocol virtual private network ("IPVPN"), through the NetVoice Network in 54 points of presence ("POPs") throughout the United States. In addition, our Network is capable of supporting the delivery of enhanced IP communications services such as unified messaging, online communications services provisioning, video conferencing, video-on-demand and other cost differentiated services.

     As of March 31, 2001, our Network connects 54 POPs covering almost 600 cities in the United States and is expected to extend to an additional 3 POPs by June 30, 2001. Currently, each of our markets has a minimum capacity for 25.0 million minutes of voice communications per year. We utilize a virtual private network ("VPN") not an unmanaged network, such as the Internet, to provide network services.

     We plan to continue to pursue wholesale carrier traffic and wholesale network services as a means to cover the costs of our managed network, while continuing to build a portfolio of value added products and services that will be delivered to the enterprise markets on a bundled or unbundled basis. We have currently enhancing our network in order to provide additional value added services such as IP Centrex, unified communications, wireless Internet, and video conferencing in selected markets.

REVENUE FROM OPERATIONS

     Currently, our revenues are primarily derived from (i) telecommunication revenues, including wholesale carrier traffic, wholesale network services and Internet services and (ii) equipment sales. See Results of Operations below for a breakdown of our revenue.

     One of NetVoice's initial strategies is to continue to run wholesale traffic over our IP network while we aggressively pursue the enterprise market. Enterprise revenue will be derived through direct sales by our existing employees, independent agents, and by leveraging our relationship with Cisco. Currently, our enterprise products consist of:

     *    IP Centrex;

     *    Wireless Internet; and

     *    IPVPN.

     We will expand our network to target new markets based on cost savings. This coupled with converging various products (voice, video, data and Internet) over the same network are the key ingredients to approach profitability. As we grow and build our network, we do not expect to be profitable in the foreseeable future.

     There are little or no seasonal changes in the revenue stream of the Company's business.

COST STRUCTURE

     Our costs and expenses include:

     *    network costs;

     *    selling and marketing;

     *    general and administrative; and

     * interest, depreciation and amortization of the excess cost of investment over net assets acquired ("Goodwill").

     Network costs primarily consist of costs associated with the routing and termination of our customers' traffic. The costs include:

     *    leased bandwidth and connection to the Internet;

     * local lines used to carry calls to and from our network locations;

     *    our network facilities; and

     *    calls terminated over other carrier networks.

     We expect these costs to increase into the future as we further expand as a percentage of revenue.

     Sales and marketing expenses include the expenses associated with acquiring customers, establishing brand recognition, commissions paid to our agents and sales personnel, advertising costs and customer referral fees. We expect sales and marketing expenses to increase over time as we aggressively market our products and services.

     General and administrative expenses consist of the salaries of our employees and associated benefits, and the cost of travel, business entertainment, rent and utilities. A large portion of our general and administrative expenses is allocated to operations and customer support. We expect operations and customer support expenses to increase over time to support new and existing customers. We expect general and administrative costs to increase to support our growth, particularly as we establish a larger organization to implement our business plan. We plan to incur costs for product development, though they are not expected to increase as a percentage of revenue. Over time, we expect these relatively fixed general and administrative expenses to decrease as a percentage of revenue.

     Interest expense includes the amortization of debt issuance costs in connection with the issuance of the short-term notes, interest on the short-term notes, interest expense on our capital lease obligations, interest on our Cisco Credit Facility, interest on our note with World Access and amortization of commitment fees on our Cisco debt facility.
As of March 31, 2000, the Company borrowed approximately $16.2 million under the Cisco facility and had $2.1 million payable to World Access. During the three months ended March 31, 2000, we had net interest expense in the aggregate amount of approximately $554,530.

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

IMPACT OF INFLATION

     General inflation in the economy has driven the operating expenses of many businesses higher, and, accordingly, the Company has experienced increased salaries and higher prices for supplies, goods and services. The Company continuously seeks methods of reducing costs and streamlining operations while maximizing efficiency through improved internal operating procedures and controls. While the Company is subject to inflation as described above, management believes that inflation currently does not have a material effect on operating results, but there can be no assurance that this will continue to be so in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"). SFAS 133 was amended by Statement of Financial Accounting Standards No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES ("SFAS 138"). SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to variable interest rate liabilities or forecasted transactions, changes in the fair value of the derivative instrument will be reported in other comprehensive income.
Any ineffectiveness between the hedged item and the hedge would be recognized currently in earnings. The gains and losses on the derivative instruments that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company adopted the provisions of SFAS 133 and SFAS 138 in the year ended December 31, 2000 with no impact on the Company's financial position, operations or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted the provisions of SAB 101 during the year ended December 31, 2000 with no material impact on the Company's financial position, operations or cash flows.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO MARCH 31, 2000

     The following table sets forth, for the three months ended March 31, 2001 and 2000, respectively, the results of operations of the Company.

                                                                  THREE MONTH PERIOD ENDED
                                                                           MARCH 31,
                                                                    2001              2000
                                                                          (UNAUDITED)
REVENUES:
  Telecommunication revenue                                      $ 10,416,333      $    409,808
  Equipment sales                                                     414,240
  Installation and consulting revenues                                206,338
                                                                 ------------      ------------
        Total revenues                                             11,036,911           409,808

EXPENSES:
  Direct expenses                                                   9,693,611           625,572
  General and administrative expenses                               5,160,623         1,467,518
                                                                 ------------      ------------

        Total expenses                                             14,854,234         2,093,090
                                                                 ------------      ------------

OPERATING LOSS                                                     (3,817,323)       (1,683,282)

OTHER INCOME (EXPENSE):
  Interest income                                                      31,468            10,814
  Interest expense                                                   (585,998)         (315,417)
                                                                 ------------      ------------

        Total other expense                                          (554,530)         (304,603)
                                                                 ------------      ------------

NET LOSS                                                           (4,371,853)       (1,987,885)

Less accretion of preferred stock for beneficial
  conversion feature                                                  367,542
                                                                 ------------      ------------

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS                     $ (4,739,395)     $ (1,987,885)
                                                                 ============      ============

     Revenue increased to $11,036,911 for the three months ended March 31, 2001 from $409,808 for the three months ended March 31, 2000. This increase is attributable to the increase in our wholesale voice services of approximately $10.0 million due to the acquisitions of Encom and Synetric. We expect our wholesale revenue to continue to grow, as we continue to expand our network into additional locations. The focus on the wholesale revenue gives us the ability to grow our network and offer more of POPs to the enterprise market. The enterprise market will primarily consist of large corporate customers interested in converged IP telephony products.

     Total direct costs increased to $9,693,611 for the three months ended March 31, 2001 from $625,572 for the three months ended March 31, 2000. Approximately $8.1 million of the increase in direct costs for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000, is primarily a result of our acquisitions. In the future, we expect gross margin to grow as a percentage of revenue. At the end of the first quarter 2001, we have slowed the capital expansion of our network and are focusing our capital directly associated with enterprise sales. Any new markets will be targeted to markets based on cost savings to the Company.

     General and administrative costs, excluding depreciation and amortization expense, increased to approximately $3,654,035 for three months ended March 31, 2001 from $1,467,518 for the three months ended March 31, 2000. Approximately $1.3 million of the increase for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 is primarily a result of our acquisitions. The primary reason for this increase relates to the expanded marketing efforts, hiring new employees and bad debt expense in the amount of approximately $450,000. These costs are expected to increase as a percentage of revenue, until all systems are in place to handle future revenue and support future products. Thereafter, we anticipate that general and administrative costs will increase but not as a percentage of revenues.

     Depreciation and amortization costs increased to $1,506,589 for the three months ended March 31, 2001 from $104,615 for the three months ended March 31, 2000. Depreciation consists primarily of the depreciation of our IP gateways and other telecom equipment. We depreciate this network equipment over five to seven years on a straight-line basis. It can be expected that depreciation will continue to increase as we continue to expand our network. Additionally, we recorded $236,750 in amortization of goodwill as a result of the acquisitions for the three months ended March 31, 2001. As we continue to build our network, expand our product offering, amortization of acquisition costs and execute our business plan, we expect these expenses to continue to increase. Amortization expense consists of the amortization of goodwill from the acquisitions of Encom and Synetric. We amortize goodwill related to these acquisitions over a period of ten years.

     Net interest expense increased to $554,530 for the three months ended March 31, 2001 from $304,603 for the three months ended March 31, 2000. This increase is the result of interest from the Cisco Credit facility, interest from the World Access note and amortization of the fees relating to the Cisco Credit Facility. We expect interest expense to increase throughout fiscal year 2001, as a result of the use of the Cisco credit facility to purchase equipment.

     Our net loss before the accretion of Series A preferred stock for the beneficial conversion feature, increased to $4,371,853 for the three months ended March 31, 2001 from $1,987,885 for the three months ended March 31, 2000. This increase is due primarily to the continued expansion of our network, marketing expenses and an increase in personnel and overhead. We expect continued and increasing losses as we continue to pursue our growth strategy.

     Accretion of Series A preferred stock increased to $367,542 for the three months ended March 31, 2001 from $0 for the three months ended March 31, 2000. In determining the value of the Series A preferred stock and contingently issuable warrants, the net proceeds were allocated based on their relative fair values. The Company allocated $1,361,638 of the proceeds to the warrants and convertible securities from the issuance of the Series A preferred stock of $11,824,993 to the beneficial conversion feature on the issuance of the Series A preferred stock. The beneficial conversion feature was calculated at the issuance dates of the Series A preferred stock based on the difference between the conversion price per share and the market value of the Company's common stock on June 30 and July 28, 2000. The amount, however, was limited to the proceeds received from issuing the beneficial convertible security. The Series A preferred stockholders have the right to convert at the option of each holder, at any time after six months of closing, into shares of the Company's common stock. The Company can require conversion of the Series A preferred stock into the Company's common stock if the average of the closing price of the Company's common stock for any twenty-one (21) trading day period exceeds $27.50 per share and the shares of common stock are registered and freely tradeable. Each share of Series A preferred stock can be converted into one share of common stock. The Series A preferred stock ranks senior to all classes of common stock.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, the Company was not in compliance with certain financial covenants related to the Cisco credit facility. The Company is currently negotiating with Cisco to obtain a wavier of noncompliance and revise the financial covenants. In addition, the Company has not paid the quarterly interest payment for the three months ended March 31, 2001. Pursuant to the Amended and Restated Security Agreement, dated January 24, 2001, Cisco may declare any of the obligations to be immediately due and payable and shall have, in addition to all other rights and remedies granted to them, all rights and remedies of a secured party. Therefore, the Company has classified the outstanding principal balance to Cisco as a current obligation as of March 31, 2001.

     As of March 31, 2001, we had approximately $1.4 million in cash and cash equivalents. Our operating activities used cash of approximately $2.3 million for the three months ended March 31, 2001, compared to approximately $273,014 for the three months ended March 31, 2000. Our cash used in operating activities was principally a result of our losses. Cash used in investing activities for the three months ended March 31, 2001 was approximately $1.8 million and cash used in investing activities was approximately $1.7 million for the three months ended March 31, 2000. Our cash used in operating and investing activities was the purchase of telecommunications equipment. Our financing activities provided cash of approximately $1.3 million and approximately $4.5 million for the three months ended March 31, 2001 and 2000, respectively. The principal source of the cash provided was the notice of borrowing from the Cisco facility.

     Our future capital requirements will depend on numerous factors, including:

     *    market acceptance of our services;

     *    brand promotions;

     * the amount of resources we devote to the development of our current and future products; and

     * the expansion of our in-house sales force and marketing our services.

     We may experience a substantial increase in our capital expenditures and lease arrangements consistent with the growth in our operations and adding additional personnel. Our current cash flow from operations is not sufficient to meet our working capital and capital expenditure needs for at least the next twelve (12) months and accordingly, we will continue to seek additional financing. Accordingly, there can be no assurance that we will have sufficient capital to finance potential acquisitions or other growth oriented activities, and may issue additional equity securities, incur debt or obtain other financing. We have no other material capital commitments.

                         PART II.     OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     We are not currently a party to any legal proceedings, nor are we aware of pending or threatened litigation.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     There were no changes in securities.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

     As of March 31, 2001, the Company was not in compliance with certain financial covenants related to the Cisco credit facility. In addition, the Company has not paid the quarterly interest payment for the three months ended March 31, 2001. Pursuant to the Amended and Restated Security Agreement, dated January 24, 2001, Cisco may declare any of the obligations to be immediately due and payable and shall have, in addition to all other rights and remedies granted to them, all rights and remedies of a secured party. Therefore, the Company has classified the outstanding principal balance to Cisco as a current obligation as of March 31, 2001.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We will hold an Annual Meeting of Shareholders in May 23, 2001.

ITEM 5.   OTHER INFORMATION.

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

  1. On March 12, 2001, we filed an amended Form 8-K (pursuant to Item 5 and 7) in connection with the acquisition of Enhance Communications, a wholly owned subsidiary of World Access Telecommunications Group, Inc. pursuant to a definitive Asset Purchase Agreement.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   NETVOICE TECHNOLOGIES CORPORATION

Date:  May 15, 2001                By: /s/ JEFFREY ROTHELL
                                      ------------------------------
                                   Jeffrey Rothell, President, Chief
                                   Executive Officer

Date:  May 15, 2001                By: /s/ GARTH COOK
                                      ------------------------------
                                   Garth Cook, Treasurer, Chief Financial
                                   Officer and Chief Accounting Officer