Form 10QSB/A
period 2001-03-31
NETVOICE TECHNOLOGIES CORP
filed 2001-05-18
CIK 1103062

UNITED STATES
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

4.   EQUITY


     During the first quarter of 2001, the Company issued 56,410 shares of preferred stock upon the exercise of the remaining NASDAQ warrants, at an exercise price of $0.01 per share, pursuant to the Amended and Restated Securities Purchase Agreement between the Company and the purchasers.

5.   GOING CONCERN CONSIDERATIONS

     The accompanying consolidated unaudited financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses of the first quarter of fiscal year 2001 and in the years ended December 31, 2000, 1999 and 1998. The Company has also experienced uncertainties, including, among others, risks associated with technology and regulatory trends, evolving industry standards, growth and acquisitions, actual and prospective competition by entities with greater financial and other resources, the development of the Internet market and the need for additional capital. The Company must obtain additional debt or equity capital to continue its current operations and to meet debt service requirements. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The consolidated unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing and ultimately, to attain successful operations.

6.   SUBSEQUENT EVENTS


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


     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission. Our independent auditors had not finalized their quarterly review at the time the original Form 10-QSB was filed. Based upon completion of their review, Note 5 to the consolidated unaudited financial statements has been added in this Form 10-QSB/A.


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


                                   NETVOICE TECHNOLOGIES CORPORATION


Date:  May 18, 2001                By: /s/ JEFFREY ROTHELL

                                      ------------------------------
                                   Jeffrey Rothell, President, Chief
                                   Executive Officer


Date:  May 18, 2001                By: /s/ GARTH COOK

                                      ------------------------------
                                   Garth Cook, Treasurer, Chief Financial
                                   Officer and Chief Accounting Officer