Form 10QSB
period 2001-06-30
NETVOICE TECHNOLOGIES CORP
filed 2001-08-20
CIK 1103062

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

(Mark One)
     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended JUNE 30, 2001

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

     As of August 15, 2001, 15,753,944 shares of Common Stock were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

     Exhibits to the following documents filed with the Securities and Exchange Commission have been incorporated by reference in Part II of this Quarterly Report on Form 10-Q:

     1.   Annual Report on Form 10-KSB, dated as of April 2, 2001

                    NETVOICE TECHNOLOGIES CORPORATION


                            TABLE OF CONTENTS


                                                                     PAGE
                                                                     ----

PART I.     FINANCIAL INFORMATION

Item 1.   Financial Statements                                         3

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11


PART II.    OTHER INFORMATION

Item 1.   Legal Proceedings                                            20

Item 2.   Changes in Securities and Use of Proceeds                    20

Item 3.   Default Upon Senior Securities                               20

Item 4.   Submission of Matters to a Vote of Security Holders          21

Item 5.   Other Information                                            21

Item 6.   Exhibits and Reports on Form 8-K                             22

Signatures                                                             23

                    PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,         DECEMBER 31,
ASSETS                                                              2001              2000
                                                                (UNAUDITED)

CURRENT ASSETS:
  Cash and cash equivalents                                      $    715,108      $  4,158,359
  Accounts receivable - trade, net of allowance for
    doubtful accounts of $5,008,084 and $1,800,664, respectively    2,348,944         4,777,125
  Prepaid expenses and other current assets                           676,993           584,886
                                                                 ------------      ------------

          Total current assets                                      3,741,045         9,520,370

PROPERTY AND EQUIPMENT, NET                                        24,531,951        22,890,594

EXCESS OF COST OF INVESTMENT OVER NET ASSETS ACQUIRED,
  net of impairment of $5,791,176 in 2001 and net of accumulated
  amortization of $1,025,612 and $550,794, respectively             2,651,489         8,917,483

VENDOR SECURITY DEPOSITS AND OTHER NONCURRENT ASSETS                  737,844           286,643
                                                                 ------------      ------------

TOTAL                                                            $ 31,662,329      $ 41,615,090
                                                                 ============      ============


LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                          $ 18,314,033      $ 14,490,084
  Current portion of note payable and capital lease obligations    18,538,743         3,470,399
  Unearned revenue and other current liabilities                      226,854           342,913
                                                                 ------------      ------------

          Total current liabilities                                37,079,630        18,303,396

LONG-TERM DEBT                                                      2,146,046        15,320,688
                                                                 ------------      ------------

          Total liabilities                                        39,225,676        33,624,084

COMMITMENTS AND CONTINGENCIES (See Notes)

STOCKHOLDERS' (DEFICIT) EQUITY:
  Preferred stock; 50,000,000 shares authorized at $0.001 par value, 4,877,921 and 4,582,280 shared issued and outstanding
    with a cumulative liquidation preference of $15,853,243             4,878             4,582
  Common stock, 100,000,000 shares authorized at $0.001 par value;
    15,753,944 and 15,636,444 shares issued and outstanding,
    respectively                                                       15,754            15,636
  Paid-in capital                                                  27,096,267        27,093,725
  Accumulated deficit                                             (34,680,246)      (19,122,937)
                                                                 ------------      ------------

          Total stockholders' (deficit) equity                     (7,563,347)        7,991,006
                                                                 ------------      ------------

TOTAL                                                            $ 31,662,329      $ 41,615,090
                                                                 ============      ============

See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

                                        THREE MONTH PERIOD ENDED          SIX MONTH PERIOD ENDED
                                                JUNE 30,                         JUNE 30,
                                          2001            2000             2001            2000
                                               (UNAUDITED)                      (UNAUDITED)


REVENUES
  Telecommunication revenue            $  9,570,107    $  5,296,991     $ 20,010,758    $  5,706,799
  Equipment sales                           529,647                          983,177
  Installation and consulting revenues       61,648                          207,897
                                       ------------    ------------     ------------    ------------
          Total revenues                 10,161,402       5,296,991       21,201,832       5,706,799

EXPENSES:
  Direct expenses                         7,198,353       4,946,360       16,891,964       5,571,932
  General and administrative expenses     7,643,805       2,664,997       12,804,393       4,132,515
  Impairment of Goodwill                  5,791,176                        5,791,176
                                       ------------    ------------     ------------    ------------

          Total expenses                 20,633,334       7,611,357       35,487,533       9,704,447
                                       ------------    ------------     ------------    ------------

OPERATING LOSS                          (10,471,932)     (2,314,366)     (14,285,701)     (3,997,648)

OTHER INCOME (EXPENSE):
  Interest income                             7,981           2,071           39,449          12,885
  Interest expense                         (725,059)       (212,443)      (1,311,057)       (527,861)
                                       ------------    ------------     ------------    ------------

          Total other expense, net         (717,078)       (210,372)      (1,271,608)       (514,976)
                                       ------------    ------------     ------------    ------------

NET LOSS                                (11,189,010)     (2,524,738)     (15,557,309)     (4,512,624)

Less accretion of preferred stock for
  beneficial conversion feature                                              367,542
                                       ------------    ------------     ------------    ------------

NET LOSS ATTRIBUTABLE TO
  COMMON STOCKHOLDERS                  $(11,189,010)   $ (2,524,738)    $(15,924,851)   $ (4,512,624)
                                       ============    ============     ============    ============

BASIC AND DILUTED LOSS PER SHARE       $      (0.71)   $      (0.19)    $      (1.01)   $      (0.35)
                                       ============    ============     ============    ============

WEIGHTED AVERAGE BASIC AND DILUTED
  SHARES OUTSTANDING                     15,753,944      13,434,329       15,709,882      12,829,945
                                       ============    ============     ============    ============


See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2001 (Unaudited)


                                       Preferred Stock        Common Stock
                                     -------------------  --------------------    Paid-In      Accumulated
                                       Shares   Amount    Shares      Amount      Capital        Deficit       Total


BALANCE, JANUARY 1, 2001             4,582,280  $  4,582  15,636,444   $ 15,636  $ 27,093,725  $(19,122,937) $7,991,006

  Restricted shares issued to
   officers, directors and employees                         117,500        118          (118)                    -

  Shares issued upon exercise of
   warrants                            295,641       296                                2,660                     2,956

  Beneficial conversion feature
   related to preferred stock                                                         367,542                   367,542

  Accretion of preferred stock
   beneficial conversion feature                                                     (367,542)                 (367,542)

  Net loss                                                                                      (15,557,309)(15,557,309)
                                     ---------  --------  ----------   --------  ------------  ------------ -----------

BALANCE, JUNE 30, 2001 (Unaudited)   4,877,921  $  4,878  15,753,944   $ 15,754  $ 27,096,267  $(34,680,246)$(7,563,347)
                                     =========  ========  ==========   ========  ============  ============ ===========

See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2001 and 2000

                                                                           JUNE 30,
                                                                    2001              2000
                                                                         (UNAUDITED)
OPERATING ACTIVITIES:
  Net loss                                                       $(15,557,309)     $ (4,512,624)
  Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                   3,094,391           435,437
    Impairment of Goodwill                                          5,791,176
    Amortization of unearned stock compensation                                         436,658
    Bad debt expense                                                3,207,420            20,000
    Changes in operating assets and liabilities:
      Accounts receivable                                            (779,239)       (1,969,673)
      Prepaid expenses and other current assets                       (92,107)         (159,258)
      Accounts payable and accrued expenses                         2,148,050         3,576,110
      Unearned revenue and other current liabilities                 (116,059)          290,000
      Other assets                                                   (451,201)         (263,092)
                                                                 ------------      ------------

        Net cash used in operating activities                      (2,754,878)       (2,146,442)
                                                                 ------------      ------------

INVESTING ACTIVITIES:
  Purchase of property and equipment                               (2,585,030)       (2,084,563)
  Cash outflow for acquisitions, net of acquisition costs                            (5,997,379)
  Increase in restricted cash and cash equivalents                                     (141,226)
                                                                 ------------      ------------

        Net cash used in investing activities                      (2,585,030)       (8,223,168)
                                                                 ------------      ------------

FINANCING ACTIVITIES:
  Proceeds from the sale of common stock, net of
    issuance costs                                                                    7,863,393
  Proceeds from the sale of preferred stock, net of
    issuance costs                                                                    9,086,503
  Proceeds from long-term debt                                      2,585,030           386,026
  Proceeds from options exercised                                                         6,251
  Proceeds from warrants                                                2,956
  Payments on long-term debt and capital leases                      (691,329)       (3,062,198)
                                                                 ------------      ------------

        Net cash provided by financial activities                   1,896,657        14,279,975
                                                                 ------------      ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (3,443,251)        3,910,365

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                   4,158,359            20,085
                                                                 ------------      ------------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                      $    715,108      $  3,930,450
                                                                 ============      ============

SUPPLEMENTAL DISCLOSURES - Interest paid                         $     84,404      $    519,608
                                                                 ============      ============

NONCASH TRANSACTION:

  Assets acquired through capital leases                         $        -        $    764,230
                                                                 ============      ============
  Purchases of property and equipment included in
    accounts payable                                             $  1,675,899      $        -
                                                                 ============      ============
  Common stock issued for the acquisition of Synetric, Inc.      $        -        $  2,721,351
                                                                 ============      ============
  Issuance of restricted shares of common stock to officers,
    directors and employees                                      $        118      $        -
                                                                 ============      ============
  Acquisition of Enhanced Communications, as defined:
    Fair value of assets acquired                                                  $ 11,495,173
    Liabilities assumed                                                              (3,397,794)
    Note issued to seller                                                            (2,100,000)
                                                                                   ------------
      Cash paid                                                                    $  5,997,379
                                                                                   ============

See notes to consolidated unaudited financial statements.

NETVOICE TECHNOLOGIES CORPORATION
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------

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

     Operating results for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for a full year. In addition, the unaudited interim consolidated financial statements do not include all information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America. These consolidated unaudited interim financial statements should be read in conjunction with the financial statements and related notes thereto which are included in the Company's 2000 consolidated financial statements in its Form 10-KSB as filed with the Securities and Exchange Commission on April 2, 2001.

     BUSINESS DESCRIPTION - The Company is a provider of voice and data transmission using Internet Protocol ("IP"), which allows our customers to make high-quality, low-cost calls via traditional telephones using a technology known as Voice over Internet Protocol.

     EARNINGS PER SHARE - Basic earnings per share are computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed by including contingently issuable shares with the weighted average shares outstanding during the period. The Company has 44,444 EBITDA warrants, as defined in the Amended and Restated Securities Purchase agreement, which were exercisable on April 2, 2001. Inclusion of the contingently issuable shares would have an antidilutive effect upon earnings per share. Accordingly, diluted earnings per share is the same as basic earnings per share.

     PRINCIPLES OF CONSOLIDATION - The consolidated unaudited interim financial statements included the accounts of the Company and its wholly owned subsidiaries, NetVoice Technologies, Inc.; Synetric, Inc.; NetVoice Encom GP; and NetVoice Encom LP. All intercompany transactions and balances between the Company and its subsidiaries have been eliminated in consolidation.

     COMPREHENSIVE INCOME - For the six months ended June 30, 2001 and 2000 comprehensive income was equal to the net loss.

     USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     One of the Company's telecommunication providers sought protection under Chapter 11 of the bankruptcy code in April 2001 and discontinued services to the Company on May 4, 2001. This vendor has been unable to provide accurate records to support the amount payable. Management has used its best efforts to estimate and accrue for the telecommunication expense based on internal call detail records.

     IMPAIRMENT OF GOODWILL - Based upon losing several of the large customers acquired through the acquisition of Enhanced Communications from World Access in June 2000, management evaluated the remaining goodwill balance for impairment. Based upon the analysis, management recorded an impairment of goodwill of approximately $5.8 million in June 2001.

2.   GOING CONCERN CONSIDERATIONS

     The accompanying consolidated unaudited financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses for the first two quarters of fiscal year 2001 and in the years ended December 31, 2000, 1999 and 1998. The Company has also experienced uncertainties, including, among others, risks associated with technology and regulatory trends, evolving industry standards, growth and acquisitions, actual and prospective competition by entities with greater financial and other resources, the development of the Internet market and the need for additional capital.
The Company must obtain additional debt or equity capital to continue its current operations and to meet debt service requirements. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The consolidated unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing and, ultimately, to attain successful operations.

     Management believes that there can be no assurances that additional financing can be obtained from conventional sources. Therefore, management is exploring alternative sources of financing support that includes seeking strategic investors. There can be no assurance that the Company will be successful in obtaining any financing on reasonable terms or at all. The Company's inability to obtain additional financing from strategic investors could have a material adverse effect on the Company.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                          JUNE 30,       DECEMBER 31,
                                                            2001            2000
                                                         (UNAUDITED)

Furniture and equipment                                  $    239,861    $    163,929
Leasehold improvements                                        889,292         992,761
Computer and telephone equipment                           28,212,779      23,924,311
                                                         ------------    ------------

    Total cost                                             29,341,932      25,081,001

Less accumulated depreciation                              (4,809,981)     (2,190,407)
                                                         ------------    ------------

                                                         $ 24,531,951    $ 22,890,594
                                                         ============    ============

4.   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

     Notes payable and capital lease obligations consisted of the following:

                                                          JUNE 30,       DECEMBER 31,
                                                            2001            2000
                                                         (UNAUDITED)

Convertible secured promissory note, LIBOR interest rate
 plus 2%, quarterly payments beginning March 31, 2002
 and maturing June 30, 2005                              $  2,100,000    $  2,100,000

Credit facility with Cisco, LIBOR interest rate plus 5.5%,
 maturing June 30, 2005                                    17,201,923      14,616,891

Capital lease obligations, with interest rates of 13.47%
 to 22.5%, maturing through August 2003, net of amount
 represents as interest                                     1,382,866       2,074,196
                                                         ------------    ------------

                                                           20,684,789      18,791,087

Less current portion of long-term debt                    (18,538,743)     (3,470,399)
                                                         ------------    ------------

                                                         $  2,146,046    $ 15,320,688
                                                         ============    ============

     As of June 30, 2001, the Company was not in compliance with certain financial covenants related to the Cisco credit facility. In addition, the Company has not paid the quarterly interest payments for the six months ended June 30, 2001. As of June 30, 2001, the Company had accrued interest of approximately $1.1 million related to this credit facility. Pursuant to the Amended and Restated Security Agreement, dated January 24, 2001, Cisco may declare any of the obligations to be immediately due and payable and shall have, in addition to all other rights and remedies granted to them, all rights and remedies of a secured party. Therefore, the Company has classified the outstanding principal balance due to Cisco as a current obligation as of June 30, 2001.

5.   EQUITY

     During the first quarter of 2001, the Company issued 56,410 shares of preferred stock upon the exercise of the remaining NASDAQ warrants, at an exercise price of $0.01 per share, pursuant to the Amended and Restated Securities Purchase Agreement between the Company and the purchasers.

     In April 2001, the Company issued 239,231 shares of preferred stock upon the exercise of the EBIDTA warrants, at an exercise price of $0.01 per share, pursuant to the Amended and Restated Securities Purchase Agreement between the Company and the purchasers.

6.   SUBSEQUENT EVENTS

     On July 9, 2001, the Company entered into a letter of intent with Cisco Systems Capital Corporation ("Cisco") to restructure the $25.0 million credit facility. The new terms include reducing the outstanding principle and interest balance to $11.0 million, a fixed interest rate of 10%, and removal of all financial covenants. The Company will be required to issue 2.0 million warrants for common stock, at a twenty (20) day moving average strike price. The Company will also be required to raise at least $5.0 million of equity and pay Cisco $1.5 million within forty-five (45) days of the letter of intent. Currently, the Company has not raised the additional equity and does not have the ability to pay the $1.5 million to execute the letter of intent.

                                 ******

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     THIS DOCUMENT INCLUDES STATEMENTS THAT MAY CONSTITUTE FORWARD-LOOKING STATEMENTS MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY WOULD LIKE TO CAUTION READERS REGARDING CERTAIN FORWARD-LOOKING STATEMENTS IN THIS DOCUMENT AND IN ALL OF ITS COMMUNICATIONS TO SHAREHOLDERS AND OTHERS, PRESS RELEASES, SECURITIES FILINGS, AND ALL OTHER COMMUNICATIONS. STATEMENTS THAT ARE BASED ON MANAGEMENT'S PROJECTIONS, ESTIMATES AND ASSUMPTIONS ARE FORWARD-LOOKING STATEMENTS. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," AND SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. WHILE THE COMPANY BELIEVES IN THE VERACITY OF ALL STATEMENTS MADE HEREIN, FORWARD-LOOKING STATEMENTS ARE NECESSARILY BASED UPON A NUMBER OF ESTIMATES AND ASSUMPTIONS THAT, WHILE CONSIDERED REASONABLE BY THE COMPANY, ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES AND KNOWN AND UNKNOWN RISKS. MANY OF THE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT EVENTS AND THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE ITS ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY, OR ON BEHALF OF, THE COMPANY. SOME OF THE FACTORS THAT COULD CAUSE ACTUAL RESULTS OR FUTURE EVENTS TO DIFFER MATERIALLY INCLUDE THE COMPANY'S INABILITY TO FIND SUITABLE ACQUISITION CANDIDATES OR FINANCING THAT WOULD MAINTAIN THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN, INABILITY
TO FIND SUITABLE FACILITIES OR PERSONNEL TO OPEN OR MAINTAIN NEW BRANCH LOCATIONS, INTERRUPTIONS OR CANCELLATION OF EXISTING SOURCES OF SUPPLY,
THE PRICING OF AND DEMAND FOR DISTRIBUTED PRODUCTS, THE PRESENCE OF COMPETITORS WITH GREATER FINANCIAL RESOURCES, ECONOMIC AND MARKET FACTORS, AND OTHER FACTORS. PLEASE SEE THE "RISK FACTORS" IN THE COMPANY'S
FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION FOR A DESCRIPTION OF SOME, BUT NOT ALL, RISKS, UNCERTAINTIES AND CONTINGENCIES.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto which are included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission. The reader should be aware that the Company may not have the ability to continue as a going concern. If funding is not obtained the Company may have to seek bankruptcy protection.

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

     We currently provide dedicated wholesale and enterprise long distance, dedicated Internet, and Internet protocol virtual private network ("IPVPN"), through the NetVoice Network in approximately 30 points of presence ("POPs") throughout the United States. The decrease in the number of POPs from the previous quarter is due to re-deploying equipment in more cost-effective cities, which will provide cost savings to the Company. In addition, our Network is capable of supporting the delivery of enhanced IP communications services such as unified messaging, online communications services provisioning, video conferencing, video-on-demand and other cost differentiated services. We utilize a virtual private network ("VPN") not an unmanaged network, such as the Internet, to provide network services.

     We plan to continue to pursue wholesale carrier traffic and wholesale network services as a means to cover the costs of our managed network, while continuing to build a portfolio of value added products and services that will be delivered to the enterprise markets on a bundled or unbundled basis. We have enhanced our network in order to provide additional value added services such as IP Centrex.

REVENUE FROM OPERATIONS

     Currently, our revenues are primarily derived from (i) telecommunication revenues, including wholesale carrier traffic, wholesale network services and Internet services and (ii) equipment sales. See Results of Operations below for a breakdown of our revenue.

     One of NetVoice's initial strategies is to continue to run wholesale traffic over our IP network while we aggressively pursue the enterprise market. Enterprise revenue will be derived through direct sales by our existing employees, independent agents, and by leveraging our relationship with Cisco. Currently, our enterprise products consist primarily of IP Centrex.

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

     Interest expense includes the amortization of debt issuance costs in connection with the issuance of the short-term notes, interest on the short-term notes, interest expense on our capital lease obligations, interest on our Cisco Credit Facility, interest on our note with World Access and amortization of commitment fees on our Cisco debt facility. As of June 30, 2001, the Company borrowed approximately $17.2 million under the Cisco facility and had $2.1 million payable to World Access. During the six months ended June 30, 2001, we had net interest expense in the aggregate amount of approximately $1.3 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS"), ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 was amended by Statement of Financial Accounting Standards No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 and changed the effective date for SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("SFAS 138"), ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES. SFAS 133 and SFAS 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the designation of the hedge transaction. For cash flow hedge transactions in which the Company is hedging the variability of cash flows related to variable interest rate liabilities or forecasted transactions, changes in the fair value of the derivative instrument will be reported in other comprehensive income. Any ineffectiveness between the hedged item and the hedge would be recognized currently in earnings. The gains and losses on the derivative instruments that are reported in other comprehensive income will be recognized in earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The Company adopted the provisions of SFAS 133 and SFAS 138 in the year ended December 31, 2000 with no impact on the Company's financial position, operations or cash flows.

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

     Statement of Financial Accounting Standards No. 141, BUSINESS COMBINATIONS is effective July 1, 2001 and prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS is effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company has not yet determined the effect adopting SFAS No. 142 will have on its financial statements.

RESULTS OF OPERATIONS

     The following table sets forth, for the three months and six months ended June 30, 2001 and 2000, respectively, the results of operations of the Company.

                                        THREE MONTH PERIOD ENDED          SIX MONTH PERIOD ENDED
                                                JUNE 30,                         JUNE 30,
                                          2001            2000             2001            2000
                                               (UNAUDITED)                      (UNAUDITED)


REVENUES
  Telecommunication revenue            $  9,570,107    $  5,296,991     $ 20,010,758    $  5,706,799
  Equipment sales                           529,647                          983,177
  Installation and consulting revenues       61,648                          207,897
                                       ------------    ------------     ------------    ------------
        Total revenues                   10,161,402       5,296,991       21,201,832       5,706,799

EXPENSES:
  Direct expenses                         7,198,353       4,946,360       16,891,964       5,571,932
  General and administrative expenses     7,643,805       2,664,997       12,804,393       4,132,515
  Impairment of Goodwill                  5,791,176                        5,791,176
                                       ------------    ------------     ------------    ------------

        Total expenses                   20,633,334       7,611,357       35,487,533       9,704,447
                                       ------------    ------------     ------------    ------------

OPERATING LOSS                          (10,471,932)     (2,314,366)     (14,285,701)     (3,997,648)

OTHER INCOME (EXPENSE):
  Interest income                             7,981           2,071           39,449          12,885
  Interest expense                         (725,059)       (212,443)      (1,311,057)       (527,861)
                                       ------------    ------------     ------------    ------------

        Total other expense, net           (717,078)       (210,372)      (1,271,608)       (514,976)
                                       ------------    ------------     ------------    ------------

NET LOSS                               $(11,189,010)   $ (2,524,738)    $(15,557,309)   $ (4,512,624)
                                       ============    ============     ============    ============

     THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED
JUNE 30, 2000

     Revenue increased to $10,161,402 for the three months ended June 30, 2001 from $5,296,991 for the three months ended June 30, 2000. The increase is primarily a result of the acquisition of Enhanced Communications and the acquisition of Synetric. Of revenue generated for the three months ended June 30, 2001, revenue from wholesale voice sales accounted for approximately 94%. The remainder was the result of equipment sales, installation and consulting revenues. Assuming we can obtain funding, we expect our wholesale revenue to remain stable, as we aggressively grow our enterprise revenue. The focus on the wholesale revenue gives us the ability to cover our network costs while we grow our enterprise revenue. The enterprise market will primarily consist of large corporate customers interested in converged IP telephony products.

     Total direct costs increased to $7,198,353 for the three months ended June 30, 2001 from $4,946,360 for the three months ended June 30, 2000. The increase of costs in the three months ended June 30, 2001 over the three months ended June 30, 2000 is a result of our increased revenue. As of June 30, 2001, we have stopped the expansion of our IP network into additional markets and have begun grooming the network to cut costs. Assuming we can obtain funding, we expect our network costs to decrease as a percentage of revenue in the subsequent quarters.

     General and administrative costs, excluding depreciation and amortization expense, increased to $6,056,003 for the three months ended June 30, 2001 from $2,190,132 for the three months ended June 30, 2000.
The primary reason for this increase relates to expanded marketing efforts, additional personnel and bad debt expense in the amount of approximately $2.8 million. Between the period of April 2001 to July 2001, we eliminated approximately 40% of the work force. These costs are expected to decrease in the subsequent quarters until additional personnel are needed to support increased revenue and additional financing has been obtained. The increase in the bad debt expense is the result of unpaid receivables related to certain contracts that were acquired from World Access Telecommunications Group ("World Access"). We believe that as a result of the representations and warranties made by World Access, that the amounts related to these contracts will ultimately be recovered. Currently, World Access is in bankruptcy, however, through the Asset Purchase Agreement, we have the right to offset amounts against the $2.1 million note payable to World Access.

     Depreciation and amortization costs increased to $1,587,802 for the three months ended June 30, 2001 from $474,865 for the three months ended June 30, 2000. Depreciation consists primarily of the depreciation of our IP gateways and other telecommunication equipment. We depreciate this network equipment over five to seven years on a straight-line basis. It can be expected that depreciation will continue to increase as we continue to expand our network. Amortization expense consists of the amortization of goodwill from the acquisitions of Enhanced Communications and Synetric. We amortize goodwill related to these acquisitions over a period of ten years.

     In the second quarter of 2001, we wrote-off $5,791,176 in goodwill related to the acquisition of Enhanced Communications. Management believes this write-down was necessary as a result of several of the acquired customers being turned-off for non-payment.

     Net interest expense increased to $717,078 for the three months ended June 30, 2001 from $210,372 for the three months ended June 30, 2000. This increase is the result of interest from the Cisco credit facility, interest from the World Access note and amortization of the fees relating to the Cisco credit Facility. We expect interest expense to increase throughout fiscal year 2001, as a result of the use of the Cisco credit facility to purchase equipment.

     SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED
JUNE 30, 2000

     Revenue increased to $21,201,832 for the six months ended June 30, 2001 from $5,706,799 for the six months ended June 30, 2000. The increase is primarily a result of the acquisition of Enhanced Communications and the acquisition of Synetric. Of revenue generated in for the six months ended June 30, 2001, revenue from wholesale voice sales accounted for approximately 94%. The remainder was the result of equipment sales, installation and consulting revenues. We expect our wholesale revenue to continue to remain stable, as we aggressively grow our enterprise revenue. The focus on the wholesale revenue gives us the ability to cover our network costs while we grow our enterprise revenue. The enterprise market will primarily consist of large corporate customers interested in converged IP telephony products.

     Total direct costs increased to $16,891,964 for the six months ended June 30, 2001 from $5,571,932 for the six months ended June 30, 2000. The increase of costs is a direct result of the increase in revenue. As of June 30, 2001, we have stopped the expansion of our IP network into additional markets and have begun grooming the network to cut costs. Assuming we can obtain funding, we expect our network costs to decrease as a percentage of revenue in the subsequent quarters.

     General and administrative costs, excluding depreciation and amortization expense, increased to $9,710,001 for the six months ended
June 30, 2001 from $3,260,400 for the six months ended June 30, 2000. The primary reason for this increase relates to expanded marketing efforts, additional personnel and bad debt expense in the amount of approximately $3.2 million. Between the period of April 2001 to July 2001, we eliminated approximately 40% of the work force. These costs are expected to decrease in the subsequent quarters until additional personnel are needed to support increased revenue and additional financing has been obtained. The increase in the bad debt expense is a result of unpaid receivables related to certain contracts that were acquired from World Access. We believe that as a result of representations and warranties made by World Access that the amounts related to these contracts will ultimately be recovered. Currently, World Access is in bankruptcy, however, through the Asset Purchase Agreement, we have the right t offset amounts against the $2.1 million note payable to World Access.

     Depreciation and amortization costs increased to $3,094,391 for the six months ended June 30, 2001 from $872,115 for the six months ended June 30, 2000. Depreciation consists primarily of the depreciation of our IP gateways and other telecom equipment. We depreciate this network equipment over five to seven years on a straight-line basis. It can be expected that depreciation will continue to increase as we continue to expand our network. Amortization expense consists of the amortization of goodwill from the acquisitions of Enhanced Communications and Synetric.

     In the second quarter of 2001, we wrote-off $5,791,176 in goodwill related to the acquisition of Enhanced Communications. Management believes this write-down was necessary as a result of several of the acquired customers being turned-off for non-payment.

     Net Interest expense increased to $1,271,608 for the six months ended June 30, 2001 from $514,976 for the six months ended June 30, 2000. This increase is the result of interest from the Cisco credit facility, interest from the World Access note and amortization of the fees relating to the Cisco credit facility. We expect interest expense to increase throughout fiscal year 2001, as a result of the use of the Cisco credit facility to purchase equipment.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001, the Company was not in compliance with certain financial covenants related to the Cisco credit facility. In addition, the Company has not paid the quarterly interest payments for the six months ended June 30, 2001. As of June 30, 2001, the Company had accrued interest of approximately $1.1 million related to this credit facility. Pursuant to the Amended and Restated Security Agreement, dated January 24, 2001, Cisco may declare any of the obligations to be immediately due and payable and shall have, in addition to all other rights and remedies granted to them, all rights and remedies of a secured party. Therefore, the Company has classified the outstanding principal balance due to Cisco as a current obligation as of June 30, 2001.

     On July 9, 2001, the Company entered into a letter of intent with Cisco Systems Capital Corporation ("Cisco") to restructure the $25.0 million credit facility. The new terms include reducing the outstanding principle and interest balance to $11.0 million, a fixed interest rate of 10%, and removal of all financial covenants. The Company will be required to issue 2.0 million warrants for common stock, at a twenty (20) day moving average strike price. The Company will also be required raise at least $5.0 million of equity and pay Cisco $1.5 million within forty-five (45) days of the letter of intent. Currently, the Company has not raised the additional equity and does not have the ability to pay the $1.5 million to execute the letter of intent.

     As of June 30, 2001, we had approximately $715,000 in cash and cash equivalents and a working capital deficit of approximately $ 33.4 million. Unless, the Company is able to obtain significant financing before August 2001, the Company may not be able to continue its operations.

     Our operating activities used cash of approximately $2.8 million for the six months ended June 30, 2001, compared to approximately $2.1 million for the six months ended June 30, 2000. Our cash used in operating activities was principally a result of our losses. Cash used in investing activities for the six months ended June 30, 2001 was approximately $2.6 million and cash used in investing activities was approximately $8.2 million for the six months ended June 30, 2000. Our cash used in investing activities was for the purchase of telecommunications equipment. Our financing activities provided cash of approximately $1.9 million and approximately $14.3 million for the six months ended June 30, 2001 and 2000, respectively. The principal source of the cash provided was borrowing from the Cisco facility.

     Funding of our future capital requirements will depend on finding additional financing and revenue growth.

     Our current cash flow from operations and our current cash position is not sufficient to meet our working capital needs through the next quarter. Accordingly, we have been seeking additional financing. There can be no assurance that we will have sufficient capital to continue as a going concern beyond August 2001. We have discussed the possibilities of seeking Chapter 11 protection under bankruptcy law, if additional funding cannot be obtained.

                       PART II.  OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     We are not currently a party to any legal proceedings, nor are we aware of pending or threatened litigation other then in the normal course of business.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     There were no changes in securities.

ITEM 3.   DEFAULT UPON SENIOR SECURITIES.

     As of June 30, 2001, the Company was not in compliance with certain financial covenants related to the Cisco credit facility. In addition, the Company has not paid the quarterly interest payments for the six months ended June 30, 2001. As of June 30, 2001, the Company had accrued interest of approximately $1.1 million related to this credit facility. Pursuant to the Amended and Restated Security Agreement, dated January 24, 2001, Cisco may declare any of the obligations to be immediately due and payable and shall have, in addition to all other rights and remedies granted to them, all rights and remedies of a secured party. Therefore, the Company has classified the outstanding principal balance to Cisco as a current obligation as of June 30, 2001.

     On July 9, 2001, the Company entered into a letter of intent with Cisco Systems Capital Corporation ("Cisco") to restructure the $25.0 million credit facility. The new terms include reducing the outstanding principle and interest balance to $11.0 million, a fixed interest rate of 10%, and removal of all financial covenants. The Company will be required to issue 2.0 million warrants for common stock, at a twenty (20) day moving average strike price. The Company will also be required to raise at least $5.0 million of equity and pay Cisco $1.5 million within forty-five (45) days of the letter of intent. Currently, the Company has not raised the additional equity and does not have the ability to pay the $1.5 million to execute the letter of intent.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the period subject to this Quarterly Report on Form 10-Q, the annual shareholder's meeting was held on May 23, 2001. The following matters were voted upon:

1.   Election of Directors.


           Name            Votes for       Votes against     Abstained

     Jeff Rothell          13,911,968          10,454          16,196

     Garth Cook            13,627,519         294,903          16,196

     William Bedri         13,909,968          12,454          16,196

     Roger Clark           13,864,718          57,704          16,196

     Gregory Somers        13,827,518          94,904          16,196

     Mr. Spencer Grimes continues to serve as a Director of the Registrant's Board in accordance with the terms of the Series A Preferred Stock Purchase Agreement, as amended.

2. Proposal to amend the Company's 2000 Stock Option Plan to increase the number of shares available for issuance under the plan by an aggregate of 500,000 shares to 2,500,000.

                           Votes for       Votes against     Abstained

                           13,701,950         228,468           8,200

3. To ratify the appointment of Deloitte & Touche LLP, independent accountants, for the Company for the fiscal year ending December 31, 2001.

                           Votes for       Votes against     Abstained

                           13,671,032         261,881           5,705

ITEM 5.   OTHER INFORMATION.

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     None.

(b)  Reports on Form 8-K

     (1) On June 4, 2001, we filed a Form 8-K (pursuant to Item 5) in connection with the election of members of the Board of Directors.

                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NETVOICE TECHNOLOGIES CORPORATION

Date:  August 20, 2001             By: /s/ JEFFREY ROTHELL
                                      -----------------------------------
                                   Jeffrey Rothell, President, Chief
                                   Executive Officer

Date:  August 20, 2001             By: /s/ GARTH COOK
                                      -----------------------------------
                                   Garth Cook, Treasurer, Chief Financial
                                   Officer and Chief Accounting Officer